Form 10QSB
period 1999-06-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 1999-08-03
CIK 1076049

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period from __________ to _______________

     Commission file number: 0-25811



                        Millennia Automated Products, Inc.
                    (Exact name of small business issuer as
                            specified in its charter)

                                     Nevada
          (State or other jurisdiction of incorporation or organization)

                                  88-0405735
                       (IRS Employer Identification No.)

             236 S. Rainbow Blvd., Suite 489, Las Vegas, NV 89128
                   (Address of principal executive offices)

                                 (702) 363-0066
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),

           Yes  [x]    No  [ ]

and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [ ]    No  [x]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,600

     Transitional Small Business Disclosure Format:

           Yes [ ]     No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                    MILLENNIA AUTOMATED PRODUCTS, INC

                      (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS

                              (Unaudited)

                           TABLE OF CONTENTS



                                                                Page Number

 ACCOUNTANT'S REPORT..................................................  1

 FINANCIAL STATEMENT:

      Balance Sheet...................................................  2

      Statement of Operations and Deficit
       Accumulated During the Development Stage.......................  3

      Statement of Changes in Stockholders' Equity....................  4

      Statement of cash Flows.........................................  5

      Notes to the Financial Statements...............................  6

DAVID E. COFFEY 3651 Lindell Rd. - Suite H Las Vegas. NV 89103
CERTIFIED PUBLIC ACCOUNTANT  (702) 871-3979


To the Board of Directors and Stockholders of Millennia Automated Products, Inc.
Las Vegas, Nevada


      I have compiled the balance sheet of Millennia Automated Products, Inc. (a development stage company) as of June 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the three months and six months ended June 30, 1999 and from inception on September 28, 1998 through June 30, 1999 in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ DAVID COFFEY C.P.A.
David Coffey C.P.A.
July 19, 1999

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET


ASSETS
                                                    June 30,     December 31,
                                                      1999           1998
                                                    -------       ---------
                                                  (Unaudited)

Cash                                              $   36,290       $ 48,702
Organizational costs less accumulated
   amortization                                          158            176
Deposits                                                 109              0
                                                      ------         ------
   Total Assets                                   $   36,557      $  48,878
                                                      ======         ======


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $   2,000       $   1,100
                                                      -----           -----

   Total Liabilities                                  2,000           1,100



Stockholders' Equity
   Common stock, authorized 25,000,000 shares
   at $.001 par value, issued and outstanding
   200,600 shares                                       201             201
   Additional paid-in capital                        48,084          48,084
   Deficit accumulated during
   the development stage                            (13,728)            507
                                                     ------           ------
   Total Stockholders' Equity                        34,557           47,778



   Total Liabilities and Stockholders' Equity      $ 36,557         $ 48,878
                                                     ======           ======


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)


                                                               Inception
                      April 1, 1999      January 1, 1999       Sept. 28, 1998
                   To June 30, 1999    To June 30,  1999     To June 30, 1999
                  -----------------       --------------       --------------

Sales                   $         0      $            0        $           0


Expenses

 Amortization                     9                  18                   27
 Advertising                      0                   0                  125
 Licenses and fees              108                 108                  193
 Office expenses                  0                   0                   68
 Professional fees            6,100              12,705               12,705
 Rent                           390                 390                  585
 Utilities                        0                   0                  150
                              -----               -----                -----

Total expenses                6,607              13,221               13,728


Net loss                     (6,607)            (13,221)      $      (13,728)
                                                                      ======

Retained deficit
beginning of period         ( 7,121)               (507)
                            -------               ------

Deficit accumulated during
the development stage     $ (13,728)          $ (13,728)
                             ======              ======


Earnings (loss) per share
   Assuming dilution:
Net loss                  $    (.03)          $    (.07)       $     (.09)
                              ======              ======            ======

Weighted average shares
 outstanding                 200,600             200,600           160,360



The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                  From Inception
                                          April1, 1999     January 1, 1999        Sept. 28, 1998
                                       To June 30,1999    To June 30, 1999  To Date June 30,1999
                                           -----------     ---------------        --------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                  $   (6,607)         $   (13,221)         $    (13,728)
Non-cash expenses included in net loss
     Amortization                                  9                   18                    27
Adjustments to reconcile net loss to
 cash used by operating activity
  Deposits                                      (109)                (109)                 (109)
  Accounts Payable                              (500)                 900                 2,000

   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                        7,207              (12,412)              (11,810)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                           0                    0                   185
                                               -----                -----                  ----

    NET CASH USED BY
    INVESTING ACTIVITIES                           0                    0                   185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                            0                    0                   201
   Additional paid-in capital                      0                    0                55,099
   Less offering costs                             0                    0                (7,015)
                                               -----                 -----                -----

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                            0                    0                48,285

   NET INCREASE IN CASH                       (7,207)             (12,412)            $  36,290
                                                                                          =====

CASH AT BEGINNING OF PERIOD                   43,497               48,702
                                              ------               ------

   CASH AT END OF PERIOD                   $  36,290           $   36,290
                                              ======               ======


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 28, 1998 (Date of Inception)
To June 30, 1999
(Unaudited)


                                                      Additional
                          Common                      Paid-in
                          Shares      Amount          Capital           Total
                         -------      ------          -------           -----
Balance,
September 28, 1998           ---     $    --         $    --         $   ---


Issuance of common
stock for cash           100,000         100             4,900          5,000

Issuance of common
stock for cash           100,600         101            50,199         50,300
Less offering costs            0           0            (7,015)        (7,015)
Less net loss                  0           0                 0           (507)
                         ------          ---            ------         ------

Balance,
December 31, 1998        200,600     $   201         $  48,084       $ 47,778
Less net loss                  0           0                 0         (6,614)
                          ------         ---            ------         ------

Balance,
March 31, 1999           200,600     $   201         $  48,084       $ 41,164
Less net loss                  0           0                 0         (6,607)
                          ------         ---            ------         ------

Balance,
June 30, 1999            200,600     $   201         $  48,084       $ 34,557
                          ======         ===            ======         ======


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 1999

NOTE TO THE FINANCIAL STATEMENTS

     Millennia Automated Products, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended June 30, 1999 since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the period ended December 31, 1998.

UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflects of the periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, future profitablity and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas area, as well as southern Nevada. The Company's fiscal year end is December 31 of each year.

     During the quarter ended June 30, 1999, the Company's cash assets decreased from $43,497 at the end of the first quarter to $36,290. This decrease of $7,207 is due in large part to the expenditure of $6,100 in professional fees related to the preparation and filing of the Company's Form 10-SB. As the Company has not yet purchased and placed equipment, no income was generated during the quarter ended June 30, 1999.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to purchase, place and service the Company's vending machines. The Company plans to purchase used Vendesign Four-in-One Candy Carousel machines. At this time, management has not located economically-priced machines and, therefore, has not entered into any purchase contracts. Management of the Company has budgeted $7,500 for the purchase of machines and expects to pay between $150 and $200 per machine. At this time, management of the Company has not yet determined how many machines it will begin operations with. At this time, management of the Company does not anticipate hiring employees in the near future until placement of the machines begins. The addition of employees, if any, will be dictated on the number of machines in service.

     The Company, in the next twelve months, is looking to implement the services of J & S Vending & Locating as an additional avenue for placement of vending machines in high profile areas. At this time, however, the Company has not entered into any contracts with J & S Vending & Locating. J & S Vending & Locating, a division of The J & S Group of Cedar Hills, TX., offers the following services which the company feels are beneficial for growth and expansion:

           1) The right to reject any location up front for any reason.

           2) 45 day on site guarantee - if you lose that location for any reason within the 45 days, J & S Vending and Locating will replace that location at no charge.

           3) 30 day guarantee - if the machine makes $10.00 or less, then J & S Vending & Locating will replace that location at no charge.

     During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as miscellaneous overhead. Management believes that the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999 and be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months. There is no guarantee that the budgeted funds will be sufficient to achieve these goals.

     Management believes that it will not achieve profitability until it is able to realize approximately $5,000 in gross sales per month. The Company has no guarantee that it will be able to achieve this goal in the next twelve months.

     The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. The Company may find it difficult to succeed in securing additional financing. The Company may be able to attract some private investors, or an officer and/or director may be willing to make additional cash contributions, advancements or loans. Or, as an alternative, the Company could attempt some form of debt or equity financing.

YEAR 2000 ISSUES
- -----------------

     Computer experts have concerns over "embedded" devices, imbedded controllers, and any other digital device failing due to the onset of the new millennium. The year 2000 poses a threat to these devices because of a manufacturing oversight that did not take into consideration that on January 1, 2000, all computer components made prior to 1995 may not have the capacity to acknowledge the new millennium. Consequently, computer components without such capacity may "shut down" or malfunction.

     To save on operation costs, management has provided to the Company, without charge, the use of a personal computer and other miscellaneous office equipment which is Year 2000 compliant. Of the equipment management foresees purchasing in the coming months, it is expected that it will be Year 2000 compliant, if applicable.



                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 30, 1999, two shareholders of the Company executed a Written Consent in Lieu of a Special Meeting of the Shareholders whereby these shareholders approved the amendment and restatement of the Company's by-laws. Such amended and restated by-laws were filed with the Securities and Exchange Commission in the Company's First Amendment to the Registration Statement filed on Form 10-SB12G. These two shareholders represented 110,000 shares, or 54.8%, of the issued and outstanding 200,600 shares of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     June 30, 1999.


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIA AUTOMATED PRODUCTS, INC.


Date:   August 2, 1999             By:/s/ KENT A. EVANS
                                   Kent A. Evans
                                   President, Secretary/Treasurer
                                   Chief Executive Officer, Chief
                                   Financial Officer, Chairman of
                                   the Board of Directors and
                                   duly authorized officer