Form 10QSB
period 1999-09-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 1999-11-12
CIK 1076049

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 1999

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

           Yes  [x]    No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,600

     Transitional Small Business Disclosure Format:

           Yes [ ]     No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

               MILLENNIA AUTOMATED PRODUCTS, INC

                 (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                           (Unaudited)

           September 30, 1999 and September 30, 1998

                        TABLE OF CONTENTS



                                                    Page Number

ACCOUNTANT'S REPORT........................................  1

FINANCIAL STATEMENT:

      Balance Sheet........................................  2

      Statement of Operations and Deficit
      Accumulated During the Development Stage.............  3

      Statement of Changes in Stockholders' Equity.........  4

      Statement of cash Flows..............................  5

      Notes to the Financial Statements....................  6

DAVID E. COFFEY 3651 Lindell Rd. - Suite A Las Vegas. NV 89103
CERTIFIED PUBLIC ACCOUNTANT  (702) 871-3979



To the Board of Directors and Stockholders of Millennia Automated Products, Inc.
Las Vegas, Nevada


     I have compiled the balance sheet of Millennia Automated Products, Inc. (a development stage company) as of September 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the three months and nine months ended September 30, 1999 and from inception on September 28, 1998 through September 30, 1999 in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ DAVID COFFEY C.P.A.
David Coffey C.P.A.
October 22, 1999

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET





ASSETS
                                                  September 30,   December 31,
                                                      1999           1998
                                                    -------       ---------
                                                  (Unaudited)

Cash                                              $   33,405      $  48,702
Organizational costs less accumulated
   amortization                                          149            176
Deposits                                                 109              0
                                                  ----------      ---------
   Total Assets                                   $   33,663      $  48,878
                                                  ==========      =========


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $    1,850      $   1,100
                                                  ----------      ---------

   Total Liabilities                                   1,850          1,100



Stockholders' Equity
   Common stock, authorized 25,000,000 shares
   at $.001 par value, issued and outstanding
   200,600 shares                                        201            201
   Additional paid-in capital                         48,084         48,084
   Deficit accumulated during
   the development stage                             (16,472)          (507)
                                                  ----------      ---------
   Total Stockholders' Equity                         31,813         47,778



   Total Liabilities and Stockholders' Equity     $   33,663      $  48,878
                                                  ==========      =========



The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)

                                                               Inception
                      July 1, 1999      January 1, 1999       Sept. 28, 1998
                  To Sept. 30, 1999   To Sept. 30,  1999     To Sept. 30, 1999
                  -----------------   ------------------     -----------------

Sales                   $         0         $         0          $         0

Expenses

 Amortization                     9                  27                   36
 Licenses and fees               85                 193                  278
 Office expenses                  0                   0                   68
 Professional fees            2,650              15,355               15,355
 Rent                             0                 390                  585
 Utilities                        0                   0                  150
                        -----------         -----------          -----------

Total expenses                2,744              15,965               16,472


Net loss                     (2,744)            (15,965)         $   (16,472)
                                                                 ===========

Retained deficit
beginning of period         (13,728)               (507)
                        -----------         -----------

Deficit accumulated during
the development stage   $   (16,472)        $   (16,472)
                        ===========         ===========


Earnings (loss) per share
   Assuming dilution:
Net loss                $      (.01)        $      (.08)        $       (.09)
                        ===========         ===========          ===========

Weighted average shares
 outstanding                200,600             200,690              172,266



The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 28, 1998 (Date of Inception)
To September 30, 1999
(Unaudited)

                                                      Additional
                          Common                      Paid-in
                          Shares      Amount          Capital           Total
                         -------      ------          -------           -----
Balance,
September 28, 1998           ---     $    --         $      --       $    ---


Issuance of common
stock for cash           100,000         100             4,900          5,000

Issuance of common
stock for cash           100,600         101            50,199         50,300
Less offering costs            0           0            (7,015)        (7,015)
Less net loss                  0           0                 0           (507)
                        --------     -------         ---------        -------

Balance,
December 31, 1998        200,600         201            48,084         47,778
Less net loss                  0           0                 0         (6,614)
                        --------     -------         ---------        -------

Balance,
March 31, 1999           200,600         201            48,084         41,164
Less net loss                  0           0                 0         (6,607)
                        --------     -------         ---------        -------

Balance,
June 30, 1999            200,600         201            48,084         34,557
Less net loss                  0           0                 0         (2,744)
                        --------     -------         ---------        -------

Balance,
September 30, 1999       200,600     $   201         $  48,048        $31,813
                        ========     =======         =========        =======

The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                  From Inception
                                          July 1, 1999     January 1, 1999        Sept. 28, 1998
                                      To Sept. 30,1999   To Sept. 30, 1999  To Date Sept. 30,1999
                                      ----------------   -----------------  ---------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                  $   (2,744)         $   (15,965)         $    (16,472)
Non-cash expenses included in net loss
     Amortization                                  9                   27                    36
Adjustments to reconcile net loss to
 cash used by operating activity
  Deposits                                         0                 (109)                 (109)
  Accounts Payable                              (150)                 750                 1,850

   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                       (2,885)             (15,297)              (14,695)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                           0                    0                   185
                                          ----------          -----------          ------------

    NET CASH USED BY
    INVESTING ACTIVITIES                           0                    0                   185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                            0                    0                   201
   Additional paid-in capital                      0                    0                55,099
   Less offering costs                             0                    0                (7,015)
                                          ----------          -----------          ------------

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                            0                    0                48,285

   NET INCREASE IN CASH                       (2,885)             (15,297)         $     33,405
                                                                                   ============

CASH AT BEGINNING OF PERIOD                   36,290               48,702
                                          ----------          -----------

   CASH AT END OF PERIOD                  $   33,405          $    33,405
                                          ==========          ===========


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999

NOTE TO THE FINANCIAL STATEMENTS

     Millennia Automated Products, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and nine months ended September 30, 1999 since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the period ended December 31, 1998.

UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, future profitability and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

     The Company's billing and phone services are located at 236 S. Rainbow Blvd., Suite 489, Las Vegas, Nevada 89128. The Company's principal business location is at 5800 W. Charleston, #1035, Las Vegas, Nevada, where it is in business to provide vending services to the greater Las Vegas area.

     The Company's fiscal year end is December 31 of each year.

     During the quarter ended September 30, 1999, the Company's cash assets decreased from $36,290 at the end of the second quarter to $33,405. This decrease of $2,885 is due in large part to the expenditure of $2,650 in professional fees related to the preparation and filing of the Company's Form 10-SB.

     The Company has not yet purchased or placed equipment; therefore, no income was generated during the quarter ended September 30, 1999.

PLAN OF OPERATION

     The Company's plan of operation during the next twelve months is dependent upon management's ability to purchase, place and service vending machines. The Company has planned to purchase used Vendesign Four-in-One Candy Carousel machines. At this time, however, management has not located economically-priced machines.

     Management is currently looking into the purchase or lease of used vending machines located in Las Vegas Area. The Company has located two different styles of machines: Evervend EV 100 and mini-vend smv1. Management is currently working on the purchase or lease of these Machines. No agreements have been made by the Company for the above stated machines. Management of the Company has not yet determined how many machines it will begin operations with. At this time, management of the Company does not anticipate hiring employees in the near future until placement of the machines begins. The addition of employees, if any, will be dictated on the number of machines in service.

     Management of the Company is currently seeking a locator company that specializes in placing vending machines in high profile locations. Management intends to evaluate the feasibility of using such a service once enough information is collected with which to evaluate. The Company has not yet entered into any negotiation or agreements with any such service.

     During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space and possibly a lease on rental space for the storage and refurbishing of machines in Las Vegas, Nevada, as well as miscellaneous overhead. Management believes that the Company's existing cash resources and cash to be generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999 and be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months. There is no guarantee that the budgeted funds will be sufficient to achieve these goals.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Year 2000 Compliance

     Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant, Microsoft Office2000. The Company has no relationship with any third parties which are not Y2K compliant. The Company's bank has reported that it is Year 2000 compliant.

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

     To save on operation costs, management has provided to the Company, without charge, the use of a personal computer and other miscellaneous office equipment, which is Year 2000 compliant. Of the equipment management foresees purchasing in the coming months, it is expected that it will be Year 2000 compliant, if applicable.


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     September 30, 1999.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIA AUTOMATED PRODUCTS, INC.


Date:  November 11, 1999           By: /s/ KENT A. EVANS
                                   Kent A. Evans
                                   President, Secretary/Treasurer
                                   Chief Executive Officer, Chief
                                   Financial Officer, Chairman of
                                   the Board of Directors and
                                   duly authorized officer