Form 10KSB
period 1999-12-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2000-04-10
CIK 1076049

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                            FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

Commission file number:   0-25811



                      MILLENNIA AUTOMATED PRODUCTS, INC.
           -----------------------------------------------------
              (Name of Small Business Issuer in its charter)


            Nevada                                   88-0405735
          ----------                                -------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                     identification
                                                   number)


236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada               89128
------------------------------------------------          --------------
(Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number:      (702) 363-0066


Securities registered under Section 12(b) of the Act:

            Title of each class:  n/a

            Name of each exchange on which registered:  n/a

Securities registered under Section 12(g) of the Act:

            Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [x]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     None (No public market exist for the Company's common stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 1999 the Company has issued and outstanding 200,600 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Millennia Automated Products, Inc.,(the "Company") is a development stage company which was organized as a Nevada corporation on September 28, 1998. The Company was organized for the purpose of providing vending services to the Las Vegas and Southern Nevada area. The Company believes, based on information obtained, that there is a tremendous potential source of revenue in the Coin-Operated vending industry.

PRINCIPAL PRODUCTS AND MARKETS

    The Company's main focus will be on locating areas of high traffic and visibility to place machines. Concentrating on the performance of the machines, coupled with servicing and maintaining the machines, the Company believes that operations will be successful and expand.

METHODS OF DISTRIBUTION

     The Company's business is dependent upon management's ability to purchase, place and service quality vending machines. The Company is dependent upon the experience of Ms. Bandley (formerly Ms. Stankiewicz), the Company's vice president. Ms. Bandley has five years of experience owning and operating 85 vending machines in the Ft. Worth, Texas market. The company will look to Ms. Bandley to translate her experience into the local and regional area of southern Nevada to launch the Company's efforts at purchasing and placing equipment.

     Management of the Company will generate leads with which the Company intends to place machines. To date the Company does not have any clients. The Company will also rely upon word-of-mouth advertising and referrals to help establish a client base.

     Most advertising that will be utilized by the Company will come in the type of machines used, presentation of the quality of products and their freshness. The Company will use advertising provided freely by clients at the location the machines will be placed, at no cost to the Company. Some clients might provide a high visibility showcase spot for the Company's machines and further expand the name of the Company to the public.

     The Company's main advertising campaign is anticipated to come from personal contacts, brochures, and direct mail. The Company anticipates advertising through direct mail after the Company has had time to study the market and build a market profile.

SUPPLIERS

     The Company may obtain its bulk candy from a number of sources. Its principal suppliers are expected to be Sam's Club, as well as Price Costco wholesale Distributors located in Las Vegas, Nevada. The Company has no exclusive arrangements with any company and therefore, may obtain its products from any source. Relationships have been established at executive levels within the Company's suppliers in order to ensure quality products, contain costs, and receive superior service.

CURRENT STATUS OF OPERATIONS

     Since inception, the Company has located firms that sell and distribute bulk candy machines. Management has researched different manufacturers, bulk candy products and product lines. Although management has not yet ruled out the possibility of using additional types of machines, it has determined from its research, that the Vendesign Four-in-One Candy Carousel will best serve the needs of the Company and its future clientele.

     Further, the Company has located a storage facility for future use when it has purchased machines and has researched various bulk sale distributors for the best candy assortment and pricing. In order to provide the freshest assortment possible, management will not purchase bulk candy until such time as it has purchased used equipment and starts placing machines.

     The Company does not currently have any customers. However, when machines are purchased and placed, the Company may be dependent upon on one or a few major customers as it grows its business. Over time, diversification of clientele is anticipated.

     It is not necessary for the Company to operate under licensing, royalty, concession or franchising agreements. Further, the Company does not operate under labor contracts and does not anticipate doing so in the future. Until such time as the Company's logo and name are considered to have significant asset value to the Company, the Company does not plan to trademark its name or logo.

     In June of 1999, the Company obtained both a local and state business license and a resale permit number. No other governmental or regulatory body approval is necessary for the Company to enter into and conduct business as planned. Management of the Company does not anticipate that any future changes in governmental regulations will affect its ability to conduct business.

     In October of 1999, the Company signed an engagement letter with Sierra Nevada Advisors, Inc. to serve as Corporate Finance Advisor with regards to issues of raising additional working capital, and or seeking strategic acquisition candidates. Management believes that the pursuit of its current business plan is inadequate and the company must act diligently to preserve and build shareholder value.

    As of December 31, 1999 Sierra Nevada Advisors have not obtained additional funds, and or introduced the Company to any potential acquisition candidates.

COMPETITION

     The Company anticipates competition from the already well-established national vending /bottling distributor's such as, the Pepsi-Cola Company, the Coca Cola Bottling Company of Las Vegas, Frito-Lay Inc., and from local based operations such as Horizon Vending Corporation, Snac's Incorporated, Southwest Services, and Weymouth Distributing Company Inc., who offer vending machines, bulk candy, service contacts, sales routes and services similar to those of the Company. In this respect, the Company plans to focus in three specific areas in which it believes it has an advantage.

The Company believes it has three competitive advantages:

    (A) Service. The Company plans to introduce vending products that will reflect the year 2000 -- machines in high traffic areas such as office complexs, schools, apartment complexes, and local retail malls. This marketing strategy will give the public both quality machines, with fresh quality products, and the commitment to maintain every client. The Company will stay flexible by placing machines in all sectors of the market. By placing the machines in high traffic areas, the Company's goal is to stay flexible to the client's ideas and recognition of need for certain products. The ability to offer a one on one consultation with the client will be to the advantage of the Company. By addressing the needs of each individual client and working with them on a personal level, the Company can provide for their specific needs. To provide further individualized service, the client may choose to have a percentage of the proceeds of each of the client's vending machines donated to the charitable organization of the client's choosing.

    (B) Quality. The Company realizes that the success of any business is dependent upon the quality of its vending products. The Company believes you get what you pay for. By offering quality products and competitive prices, management believes it will increase business as well as the profitability of the Company, and have an advantage over competitors by rotating products and finding the types of products that work in that vending area. The quality of products, their freshness and the rotation of the products will insure the client's happiness and satisfaction.

    (C) Efficiency. The Company feels that time and efficiency will be an important factor to many potential clients. After receiving a contact for the Company's services, the Client will receive quick placement of the Company's machines with the freshest products available in the hopes that it will enhance the relationship with its clients. The area of placement of machines is a very important element of the success of an individual location. The Company will advise the client as to the most productive area of the client's environment for placement. Management's biggest challenge, and the determining factor of the success of the Company, will be the productive placement of machines.

SEASONALITY

     Management is not aware of any seasonality in the vending industry.

EMPLOYEES

     The Company currently has only two employees, its President, Kent Evans and its Vice-President, Susan Bandley. Mr. Evans and Ms.
Bandley do not devote their full attention to the affairs of the Company. As growth of the Company continues, additional employees will be added when necessary.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains a monthly rental with an organization from which it rents an address/postal box and telephone answering service. The annual rental on this space is $180 and includes the use of a small desk area. The Company signed a lease agreement that commenced September 28, 1998 and continues on a yearly basis. The Company has recently prepaid the rent through July of 2000. The Company may discontinue its lease at its discretion. Management plans in the start up stage of the business to utilizes a portion of its Vice-President's residence (5800 W. Charleston Ave., #1035, Las Vegas, NV 89102) for storing of bulk candy inventory.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit for a shareholders vote in the last quarter of 1999.


                            PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

STOCKHOLDERS

     The Company's transfer agent, Pacific Stock Transfer Company, confirms that, as of July 8, 1999, there are 35 shareholders of record for the Company.

SHARES ELIGIBLE FOR RESALE

     One hundred thousand (100,000) shares of restricted common stock were issued to Mr. Kent Evans, an officer and director of the Company, on October 1, 1998 in reliance on the "private placement" exemption of Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Such shares may be eligible for sale in the open market without registration in reliance upon Rule 144 of the Act, on or after October 2, 1999. In general, under Rule 144, a person or persons whose shares are aggregated, who beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed "affiliates" of the Company as that term is defined under the Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale provided current public information is then available. If a substantial number of the shares owned by Mr. Evans were sold in the market, the market price of the common stock could be adversely affected.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock.
The payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors.
The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Under Nevada Corporate Law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the proceeding fiscal year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas area, as well as southern Nevada. The Company's fiscal year end is December 31 of each year.

     In the fourth quarter of 1999, the Company paid a total of $31,500 in Consulting fees consisting of $1,500 for accounting fees for preparation of the Company's 1999 year end audit and tax return, $30,000 for consulting fees related to raising additional working capital, and or seeking strategic acquisition candidates. As the Company has not yet purchased and placed equipment, no income was generated during the quarter ended December 31, 1999.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management and the Company's Corporate Finance Advisor's, Sierra Nevada Advisors, Inc., ability to raise additional working capital, and or seeking strategic acquisition candidates. Management believes that the pursuit of its current business plan is inadequate and the company must act diligently to preserve and build shareholder value.

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $1,600 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months.

    If the Company does not succeed in raising additional working capital, and or seeking strategic acquisition candidate, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. The Company will be dependent upon management and the Company's Corporate Finance Advisor, Sierra Nevada Advisors, Inc., ability to raising additional working capital, and or seeking strategic acquisition candidates.

     The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

YEAR 2000 ISSUES
-----------------

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


ITEM 7.  FINANCIAL STATEMENTS

                      MILLENNIA AUTOMATED PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                   DECEMBER 31, 1999, AND DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                 Page Number

INDEPENDENT ACCOUNTANTS REPORT                                          1

FINANCIAL STATEMENT
          Balance Sheets                                                2

          Statements of Operations and Deficit
          Accumulated During the Development Stage                      3

          Statement of Changes in Stockholders' Equity                  4

          Statements of Cash Flows                                      5

          Notes to the Financial Statements                             6

DAVID E. COFFEY 3651 LINDELL ROAD, SUITE A, LAS VEGAS, 89103
CERTIFIED PUBLIC ACCOUNTANT NEVADA (702) 871-3379

                     INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors and Stockholders of Millennia Automated Products, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Millennia Automated Products, Inc., (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows and changes in stockholders' equity for the period from September 28, 1998, (date of inception ) to December 31, 1999. These statements are the responsibility of Millennia Automated Products, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Millennia Automated Products, Inc. as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 28, 1998, in conformity with generally accepted accounting principles.


/s/ DAVID COFFEY
David Coffey, C. P. A.
Las Vegas, Nevada
March 20, 2000

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                        December 31,            December 31,
                                        1999                    1998

ASSETS

Cash                                  $        1,655             $    48,702
Deposits                                         109                       0
                                      --------------             -----------
      Total Assets                    $        1,764             $    48,702
                                      ==============             ===========

LIABILITIES & STOCKHOLDERS EQUITY

Accounts payable                      $        3,350             $     1,100
                                      --------------             -----------
Total Liabilities                              3,350                   1,100

Stockholders' Equity
     Common stock, authorized
     25,000,000 shares at $.001 par
     value, issued and outstanding
     200,600 shares                              201                     201
     Additional paid-in capital               48,084                  48,084
     Deficit accumulated during the
     development stage                       (49,871)                   (683)
                                      --------------             -----------

     Total Stockholders' Equity               (1,586)                 47,602

  Total Liabilities and Stockholders'
  Equity                              $        1,764             $    48,702
                                      ==============             ===========

The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)



                       For the three     For the three     For the twelve      From Inception,   Inception,
                       months ended      months ended      months ended        Sep. 28,1998.     Sept.28,1998,
                       Dec. 31, 1999     Dec. 31, 1998     Dec. 31,1999        to Dec. 31, 1998  to Dec. 31, 1999
                       -------------     -------------     ---------------     ----------------  ----------------

Sales                  $           0     $           0     $             0     $              0  $              0

Cost of sales                      0                 0                   0                    0                 0
                       -------------     -------------     ---------------     ----------------  ----------------
Gross margin                       0                 0                   0                    0                 0
Expenses
  Organizational
    expenses                       0                 0                   0                  185               185
  Consulting                  31,600                 0               39350                    0             39350
  Licenses and fees                0                85                 193                   85               278
  Office expenses                  0                68                   0                   68                68
  Professional fees            1,750                 0                9265                    0              9265
  Rent                             0               195                 390                  195               585
  Utilities                        0               150                   0                  150               150
                       -------------     -------------     ---------------     ----------------  ----------------
Total expenses                33,250               498              49,188                  683            49,871
Not income (loss)            (33,250)             (498)            (49,188)                (683)          (49,871)
Deficit accumulated,
beginning of period          (15,938)             (185)               (683)                   0                 0
Deficit accumulated
during the
development stage      $     (49,188)    $        (683)    $       (49,871)    $           (683) $        (49,871)
                       =============     =============     ===============     ================  ================

Earnings ( loss ) per
share assuming
dilution:              $       (0.17)    $        0.00     $         (0.25)    $          (0.01) $          (0.27)
                       =============     =============     ===============     ================  ================
Weighted average
shares                       200,600           133,533             200,600              133,533           187,187
                       =============     =============     ===============     ================  ================


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 28,1998, (Date of Inception ) TO
DECEMBER 31,1999

                                Common Stock          Additional     Total
                            Shares       Amount       Paid-in
                                                      Capital
                           --------      --------      --------     --------
                                      $             $            $
Balance,
September 28, 1998              ---           ---           ---          ---

Issuance of common
stock for cash
October, 1998               100,000           100         4,900        5,000

Issuance of common
stock for cash
December, 1998              100,600           101        50,199       50,300

Less offering costs               0             0        (7,015)      (7,015)

Less net loss                     0             0             0         (683)

Balance,
December 31, 1998           200,600           201        48,084       47,602

Less net loss                     0             0             0      (49,188)

Balance,
December 31, 1999           200,600    $      201    $   48,084   $   (1,586)
                           ========      ========      ========     ========

The accompanying notes are an integral part of these financial statements

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                         For the three    For the three    For the twelve   From Inception,     Inception,
                         months ended     months ended     months ended     Sept. 28, 1998,     Sept. 28, 1998,
                         Dec. 31, 1999    Dec. 31, 1998    Dec. 31, 1999    to Dec. 31, 1998    to Dec. 31, 1999
                         -------------    -------------    -------------    ----------------    ----------------
CASH FLOWS PROVIDED
BY OPERATING ACTIVITIES
Not Loss                $       (33,250) $          (498) $       (49,188) $             (683) $          (49,871)
Non-cash items included
 in net loss                          0                0                0                   0                   0
Adjustments to reconcile
not loss to cash used
by operating activity
  Increase in Deposits                0                0             (109)                  0                (109)
  increase in Accounts
    Payable                       1,500              915            2,250               1,100               3,350
                          -------------    -------------    -------------    ----------------    ----------------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES          (31.750)             417          (47,047)                417             (46,830)

CASH FLOWS USED BY
INVESTING ACTIVITIES                    0                0                0                   0                   0
  NET CASH USED BY
  INVESTING ACTIVITIES                0                0                0                   0                   0


CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock               0              201                0                 201                 201
  Paid-in capital                    0           48,084                0              48,084              48,084

  NET CASH PROVIDED BY
  FINANCING ACTIVITIES               0           48,285                0              48,285              48,285

NET INCREASE IN CASH   $       (31,750)  $       48,702   $      (47,047)  $          48,702   $           1,655

CASH AT BEGINNING OF
PERIOD                          33,405                0           48,702                   0                   0
                         -------------    -------------    -------------    ----------------    ----------------
CASH AT END OF PERIOD$           1.055   $       48.702   $        1,855   $          48,702   $           1,655
                         =============    =============    =============    ================    ================


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31,1999

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The Company was incorporated on September 28, 1998, under the laws of the State of Nevada. The business purpose of the Company is to provide vending services to Las Vegas and the Southern Nevada area.

           The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B     OFFERING COSTS

           Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C     EARNINGS (LOSS) PER SHARE

           Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D     COMMON STOCK

           In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

           In December of 1998 the Company sold 100,600 shares of its common stock at $.50 per share for a total of $50,300. The net proceeds were to be used to provide vending services to Las Vegas and the Southern Nevada area.

NOTE E     RELATED PARTY TRANSACTIONS

           In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999
(continued)

NOTE E     RELATED PARTY TRANSACTIONS (continued)

           In December of 1999, the Company entered into a consulting agreement with a company owned by some of its shareholders. That agreement provided that the consulting company would advise Millennia Automated Products, Inc., on the raising of funds as a public company, introducing potential acquisition candidates, and introducing Millennia Automated Products, Inc., to potential investors. The amount of the consulting agreement paid by Millennia Automated Products, Inc., to the consulting company was $30,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has used the same independent accountant since its inception in September of 1998 and has not had any disagreements with said independent accountant.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                            Age         Position
___________________________________________________________________________

Kent A. Evans                   41         President, Secretary, Treasurer
236 S. Rainbow Blvd.                       and a director of the Company
Suite 489
Las Vegas, NV 89128

Susan Bandley                   43         Vice-President and director
236 S. Rainbow Blvd.                       the Company
Suite 489
Las Vegas, NV 89128

     Mr. Kent A. Evans has served as President, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director of the Company since September 28, 1998 and will serve in such capacity until the next annual meeting of the shareholders and the next annual meeting of the board of directors. Mr. Evans graduated from Kodiak High School in Kodiak, Alaska in 1977. From 1985 to 1998, Mr. Evans owned/operated Amik Island Fisheries, based on Kodiak, Alaska. Mr. Evans developed a refrigerated systems for Salmon harvest. In 1997 to 1998, Mr. Evans was employed by Alaska Commercial Company in Kodiak, Alaska were Mr. Evans was head of the Maintenance Department. Currently, Mr. Evans holds a Commercial Limited Entry Salmon Permit and his principal occupation is an independent commercial fisherman. Mr. Evans will devote as much time as necessary to achieve success for the Company and as demanded by the Company.

    Ms. Susan Bandley (formerly Susan Stankiewicz) has served as the Vice-President and Director of the Company since September 28, 1998 and will serve in such capacity until the next annual meeting of the shareholders and the next annual meeting of the board of directors. From 1974 to 1975, Ms. Bandley attended Brigham Young University studying General Business. From 1993 to 1998, Ms. Bandley was owner/operator of Sweet Stuff Vending, based in Dallas/Ft. Worth, Texas, where she managed 85 machines. Her duties as owner/operator included daily operations, placement of machines and purchasing of bulk candy. From 1997 to 1998, Ms. Bandley was employed as Office Manager of Apple Orthodontix in Dallas, Texas. Ms. Bandley managed three different locals of Apple Orthodontix in the Dallas/Ft. Worth Area.

FAMILY RELATIONSHIPS

     There are no family relationships among the Company's directors and/or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the best of management's knowledge, during the past five years, no present or former director or executive officer of the Company:

          (1) Has filed a petition under federal bankruptcy laws or any state insolvency law, had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from or otherwise limiting her involvement in any type of business, securities or banking activities; or

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's President since inception in September of 1998. There are no other officers of the Company who have been paid any compensation.

                         SUMMARY COMPENSATION

Name and Principal                                               All other
Position                         Year                         Compensation
--------------------------------------------------------------------------
Kent A. Evans                    1999                              -0-
President                        1998                              -0-


<F1>     The Company intends to compensate Mr. Evans $1,000 per month at such time as the Company actually commences conducting substantive business. No additional compensation in any other form has been paid nor is there currently any plan or arrangement for future compensation.

OPTIONS/SAR GRANTS

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through the present date.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR
VALUE TABLE

     Not applicable.

LONG TERM INCENTIVE PLANS

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

COMPENSATION OF DIRECTORS

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE
IN CONTROL ARRANGEMENTS

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 12, 1999, with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Title of   Name and Address                Amount & Nature        Percent of
Class      of Beneficial Owner             of Beneficial Owner    Class
----------------------------------------------------------------------------

Common     Kent A. Evans<F1>                100,000<F2>          49.85%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     Susan Bandley    <F1>              2,000<F3>           0.01%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     John F. Freeland                  12,000               5.98%
           5505 E. Carson Street
           Suite 341
           Lakewood, CA 90713

Common     All Officers and Directors       102,000<F2>          49.86%
           as a Group (2 Persons)

<F1>   An Officer and Director of the Company.
<F2>   These shares are restricted.
<F3>   These shares are control stock for which the resale is limited under
       Rule 144(e) to 1% of the shares outstanding every 90 days.

CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

     The Company has no promoters other than its President, Kent A. Evans and its Vice-President, Susan Bandley. There have been no transactions which have benefitted or will benefit Mr. Evans or Ms. Bandley either directly or indirectly.

     Ms. Bandley will allow the Company use of her private residence for storing bulk candy when purchased. Further Ms. Bandley is providing the use of a personal computer, general office equipment and a personal vehicle for use in her duties for the Company. Further, Mr. Evans will provide the use of his personal vehicle for his duties with the Company when necessary. Neither Ms. Bandley nor Mr. Evans has or will receive any compensation in exchange for allowing the use of his/her personal property.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description

10.0           Consulting Agreement
23.0           Consent of Accountant
27.0           Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the registrant during the last quarter of the year ended December 31, 1999.


                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Millennia Automated Products, Inc.
                                      (Registrant)

Date:   April 6, 2000                 By: /s/ KENT A. EVANS
                                      Kent A. Evans
                                      President and
                                      Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   April 6, 2000         By: /s/ KENT A. EVANS
                              --------------------------------
                              Kent A. Evans
                              Director


Date:   April 7, 2000         By: /s/ SUSAN STANKIEWICZ BANDLEY
                              ---------------------------------
                              Susan Bandley
                              Director