Form 10QSB
period 2000-03-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2000-05-16
CIK 1076049

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                 MILLENNIA AUTOMATED PRODUCTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                            (UNAUDITED)
                 MARCH 31, 2000, AND MARCH 31, 1999

                        TABLE OF CONTENTS


                                                 Page Number
                                                 -----------

INDEPENDENT ACCOUNTANTS REPORT........................  1

FINANCIAL STATEMENT
      Balance Sheets..................................  2

      Statements of Operations and Deficit
      Accumulated During the Development Stage........  3

      Statement of Changes in Stockholders' Equity....  4

      Statements of Cash Flows........................  5

      Notes to the Financial Statements...............  6

DAVID E. COFFEY
3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
CERTIFIED PUBLIC ACCOUNTANT  (702) 871_3979


                  INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Millennia Automated Products, Inc.
Las Vegas, Nevada


     I have compiled the balance sheet of Millennia Automated Products, Inc., as of March 31, 2000, and March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from September 28, 1998, (date of inception) to March 31, 2000, in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/DAVE COFFEY
David Coffey, C. P. A.
Las Vegas, Nevada
April 28, 2000

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                           March 31,      Mar. 31,     Dec.31,
                             2000          1999         1999
                         (Unaudited)    (Unaudited)
                        -------------   -----------  -----------

ASSETS

Cash                    $         155   $    43,497  $     1,655
Deposits                          109             0          109
                        -------------   -----------  -----------
     Total Assets       $         264   $    43,497  $     1,764
                        =============   ===========  ===========

LIABILITIES &
STOCKHOLDERS' EQUITY

Accounts payable        $       4,850   $     2,500  $     3,350
Loans from stockholders           750             0            0
                        -------------   -----------  -----------
     Total Liabilities          5,600         2,500        3,350

Stockholders' Equity
    Common stock,
    authorized 25,000,000
    shares at $.001 par
    value, issued and
    outstanding 200,600
    shares                        201           201          201
    Additional paid-in
    capital                    48,084        48,084      48,0843
    Deficit accumulated
    during the development
    stage                     (53,621)       (7,288)     (49,871)
                        -------------   -----------  -----------
     Total Stockholders'
     Equity                    (5,336)       40,997       (1,586)

Total Liabilities and
Stockholders' Equity    $         264   $    43,497  $     1,764
                        =============   ===========  ===========


The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)

                          For the three    For the three     Inception,
                          months ended     months ended      Sept. 28,1998,
                          Mar. 31, 2000    Mar. 31, 1999     to Mar. 31, 2000
                          -------------    -------------     -------------

Sales                     $           0    $           0     $           0
Cost of sales                         0                0                 0
                          -------------    -------------     -------------
Gross margin                          0                0                 0

Expenses
 Organizational expenses              0                0               185
 Consulting                       1,500            3,000            43,850
 Licenses and fees                    0                0               278
 Office expenses                      0                0                68
 Professional fees                2,250            3,605             8,505
 Rent                                 0                0               585
 Utilities                            0                0               150
                          -------------    -------------     -------------
Total expenses                    3,750            6,605            53,621

Net income (loss)                (3,750)          (6,605)          (53,621)

Deficit accumulated,
beginning of period             (49,871)            (683)                0
                          -------------    -------------     -------------
Deficit accumulated during
the development stage     $     (53,621)   $      (7,288)    $     (53,621)
                          =============    =============     =============

Earnings (loss) per share
    assuming dilution:    $       (0.02)   $       (0.03)    $       (0.28)
                          =============    =============     =============

Weighted average shares         200,600          200,600           189,422
                          =============    =============     =============

The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT 0F CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 28, 1998, (Date of Inception) TO
MARCH 31, 2000
(Unaudited)



                                Common Stock       Additional      Total
                            Shares       Amount      Paid_in
                                                     Capital
                          ----------   ----------  ----------    ----------
                                       $           $             $
Balance,
September 28, 1998              ----         ----       -----          ----

Issuance of common
stock for cash
October, 1998                100,000          100       4,900         5,000

Issuance of common
stock for cash
December,1998                100,600          101      50,199        50,300

Less offering costs                0            0      (7,015)       (7,015)

Less net loss                      0            0           0          (683)
                          ----------   ----------  ----------    ----------

Balance,
December 31, 1998            200,600          201      48,084        47,602

Less net loss                      0            0           0       (49,188)
                          ----------   ----------  ----------    ----------

Balance,
December 31, 1998            200,600          201      48,084        (1,586)

Less net loss                      0            0           0        (3,750)
                          ----------   ----------  ----------    ----------

Balance,
March 31, 2000               200,600   $      201  $   48,084    $   (5,336)
                          ==========   ==========  ==========    ==========


The accompanying notes are an integral part of these financial statements

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS 0F CASH FLOWS
( With Cumulative Figures From Inception)
(Unaudited)


                          For the three    For the three     Inception,
                          months ended     months ended      Sept. 28,1998,
                          Mar. 31, 2000    Mar. 31, 1999     to Mar. 31, 2000
                          -------------    -------------     -------------

CASH FLOWS PROVIDED
BY OPERATING ACTIVITIES
Net Loss                  $      (3,750)   $      (6,605)    $     (53,621)
Non_cash items included
  in net loss                         0                0                 0
Adjustments to reconcile
  net loss to cash used
  by operating activity
   Increase in Deposits               0                0              (109)
   Increase in Accounts
      Payable                     1,500            1,400             4,850
                          -------------    -------------     -------------

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES         (2,250)          (5,205)          (48,880)

CASH FLOWS USED BY
INVESTING ACTIVITIES                  0                0                 0
                          -------------    -------------     -------------

    NET CASH USED BY
    INVESTING ACTIVITIES              0                0                 0

CASH FLOWS FROM FINANCING
ACTIVITIES
 Loans from stockholders            750                0               750
 Sale of common stock                 0                0               201
 Paid_in capital                      0                0            55,099
 Less offering costs                                                (7,015)
                          -------------    -------------     -------------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES            750                0            49,035

NET INCREASE IN CASH      $      (1,500)   $      (5,205)    $         155

CASH AT BEGINNING OF
PERIOD                            1,655           48,702                 0
                          -------------    -------------     -------------

CASH AT END OF PERIOD     $         155    $      43,497     $         155
                          =============    =============     =============

The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31,2000


NOTES TO THE FINANCIAL STATEMENTS

     Millennia Automated Products, Inc., (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, and March 31,1999, since there have been no material changes (other than indicated in the other footnotes) to the information reported by the Company in the audited financial statements for the twelve months ended December 31, 1999, and December 31, 1998.


UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

GENERAL

The Company's billing and phone serves are at 236 S. Rainbow Blvd., Suite 489, Las Vegas, Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas area.

The Company's fiscal year end is December 31 of each year.

During the quarter ended March 31, 2000, the Company's cash assets decreased from $43,497 at the end of the same quarter in 1999 to $155. This decrease of $43,342, is due in large part to the expenditure of $30,000 to Sierra Nevada Advisors, Inc. in October of 1999 for consulting fees. The remaining balance of expenditure was in professional fees related to the preparation and filing of the Company's Form 10-KSB.

Liquidity and Capital Resources Cash as of March 31, 2000 was $155 as compared to $43,497 as of March 31 1999.

The Company has not yet purchased or place equipment; no income was generated during the quarter ended March 31, 2000.

PLAN OF OPERATION

The Company planed to purchase used Vendesign Four-in-One Candy Carousel machines. At this time, the Company has no financial means in which to purchase machines.

At this time, management of the Company does not anticipate hiring employees in the near future until placement of the machines begins. The addition of employees, if any, will be dictated on the number of machines in service.

During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space, as well as miscellaneous overhead. Management believes that the Company's existing cash resources will not be sufficient to fund the Company's ongoing operations through the remainder of 2000 and be unable to provide for the foregoing cash requirements for day to day operations in the next twelve months.

The Company may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Year 2000 Compliance

Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant. The Company has no relationship with any third parties which are dependent on computers other than its bank. The Company's bank has reported that it is Year 2000 compliant.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item #       Description
     ------       ------------

     27           Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     March 31, 2000.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIA AUTOMATED PRODUCTS, INC.


Date:  May 15, 2000                By: /s/ DENNIS EVANS
                                           Temporary CFO and
                                           duly authorized signatory