Form 10QSB
period 2000-06-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 2000-08-10
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                       Commission file number 000-25811

                     MILLENNIA AUTOMATED PRODUCTS, INC.
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

        Nevada                                      88-0405735
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

  236 So. Rainbow Blvd, Ste. 489, Las Vegas, Nevada       89128
   ________________________________________________      _____________
    (Address of principal executive offices)              (Zip Code)


                                  (702) 363-0066
               ________________________________________________
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [XX] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [XX]   No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of the date hereof, the issuer had outstanding 200,600 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products,Inc. a Nevada corporation (the "Company"), as of June 30, 2000 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                      MILLENNIA AUTOMATED PRODUCTS, INC.

                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                       JUNE 30, 2000, AND JUNE 30, 1999

                              TABLE OF CONTENTS


                                                             Page Number



FINANCIAL STATEMENT

     Balance Sheets ................................................2

     Statements of Operations and Deficit
     Accumulated During the Development Stage.......................3

     Statement of Changes in Stockholders' Equity...................4

     Statements of Cash Flows.......................................5

     Notes to the Financial Statements .............................6-7

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                      June 30,     June 30,
                                                       2000          1999
                                                  -------------- -------------
ASSETS

Cash                                              $         155  $     36,290
Deposits                                                    109           109
                                                  -------------- -------------
     Total Assets                                 $         264  $     36,399
                                                  ============== =============


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $       6,350  $      2,000
Advances from stockholders                                1,000             0
                                                  -------------- -------------
     Total Liabilities                                    7,350         2,000

Stockholders' Equity
   Common stock, authorized 25,000,000
    shares at $.001 par value, issued and
    outstanding 200,600 shares                              201           201
   Additional paid-in capital                            48,084        48,084
   Deficit accumulated during the
    development stage                                   (55,371)      (13,886)
                                                  -------------- -------------
     Total Stockholders' Equity                          (7,086)       34,399


     Total Liabilities and Stockholders' Equity   $         264  $     36,399
                                                  ============== =============

The accompanying notes are an integral part of these financial statements.

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)



                               For the three months  For the six months  Inception,
                                  ended June 30,       ended June 30,    Sep.28,1998 to
                                2000       1999       2000      1999     June 30, 2000
                             ---------- ---------- ---------- ---------- ------------
Sales                        $       0  $       0  $       0  $       0  $        0
Cost of sales                        0          0          0          0           0
                             ---------- ---------- ---------- ---------- ------------
Gross margin                         0          0          0          0           0

Expenses
   Organizational expenses           0          0          0          0         185
   Consulting                    1,500      5,500      3,000      8,500      42,350
   Licenses and fees                 0        108          0        108         278
   Office expenses                   0          0          0          0          68
   Professional fees               250        600      2,500      4,205      11,755
   Rent                              0        390          0        390         585
   Utilities                         0          0          0          0         150
                             ---------- ---------- ---------- ---------- ------------

Total expenses                   1,750      6,598      5,500     13,203      55,371

Net income (loss)               (1,750)    (6,598)    (5,500)   (13,203) $  (55,371)
                                                                         ============

Deficit accumulated,
 beginning of period           (53,621)    (7,288)   (49,871)      (683)
                             ---------- ---------- ---------- ----------
Deficit accumulated during
 the development stage       $ (55,371) $ (13,886) $ (55,371) $ (13,886)
                             ========== ========== ========== ==========
Earnings (loss) per share
  assuming dilution:         $   (0.01) $   (0.03) $   (0.03) $   (0.07) $    (0.29)
                             ========== ========== ========== ========== ===========

Weighted average shares        200,600    200,600    200,600    200,600     191,019
                             ========== ========== ========== ========== ===========

The accompanying notes are an integral part of these financial statements.




MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 28, 1998,  (Date of Inception) TO
JUNE 30, 2000



                                                                 Additional
                                               Common Stock       Paid-in
                                            Shares      Amount    Capital    Total
                                           ---------- ---------- ---------- ----------
Balance, September 28, 1998                        -  $       -  $       -  $       -

Issuance of common stock for cash
 October, 1998                               100,000        100      4,900      5,000

Issuance of common stock for cash
 December, 1998                              100,600        101     50,199     50,300

Less offering costs                                0          0     (7,015)    (7,015)

Less net loss                                      0          0          0       (683)
                                           ---------- ---------- ---------- ----------

Balance, December 31, 1998                   200,600        201     48,084     47,602

Less net loss                                      0          0          0    (49,188)
                                           ---------- ---------- ---------- ----------

Balance, December 31, 1999                   200,600        201     48,084     (1,586)

Less net loss                                      0          0          0     (5,500)
                                           ---------- ---------- ---------- ----------

Balance, June 30, 2000                       200,600        201     48,084     (7,086)
                                           ========== ========== ========== ==========




The accompanying notes are an integral part of these financial statements

                                 - 4 -

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                       For the three months  For the six months  Inception,
                                          ended June 30,       ended June 30,    Sep.28,1998 to
                                        2000       1999       2000      1999     June 30, 2000
                                     ---------- ---------- ---------- ---------- ------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $  (1,750) $  (6,598) $  (5,500) $ (13,203) $   (55,371)
Non-cash items included in net loss          0          0          0          0            0
Adjustments to reconcile net loss to
 cash used by operating activity
   Increase in Deposits                      0       (109)         0       (109)        (109)
   Increase in Accounts Payable          1,500       (500)     3,000        900        6,350
                                     ---------- ---------- ---------- ---------- ------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                 (250)    (7,207)    (2,500)   (12,412)     (49,130)

CASH FLOWS USED BY                           0          0          0          0            0
INVESTING ACTIVITIES
                                     ---------- ---------- ---------- ---------- ------------
      NET CASH USED BY
      INVESTING ACTIVITIES                   0          0          0          0            0

CASH FLOWS FROM
FINANCING ACTIVITIES
   Advances from stockholders              250          0      1,000          0        1,000
   Sale of common stock                      0          0          0          0          201
   Paid-in capital                           0          0          0          0       55,099
   Less offering costs                       0          0          0          0       (7,015)
                                     ---------- ---------- ---------- ---------- ------------
       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                250          0      1,000          0       49,285

       NET INCREASE IN CASH                  0     (7,207)    (1,500)   (12,412) $       155
                                                                                 ============
CASH AT BEGINNING OF PERIOD                155     43,497      1,655     48,702
                                     ---------- ---------- ---------- ----------
CASH AT END OF PERIOD                $     155  $  36,290  $     155  $  36,290
                                     ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                                     -5-

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

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

MILLENNIA AUTOMATED PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000 AND JUNE 30, 1999
(continued)

NOTE E  RELATED PARTY TRANSACTIONS (continued)

In October of 1999 the Company entered into a consulting agreement with a company owned by some of its shareholders.
That agreement provided that the consulting company would advise Millennia Automated Products, Inc., on the raising of funds as a public company, introducing potential acquisition candidates, and introducing Millennia Automated Products, Inc., to potential investors. The amount of the consulting agreement paid by Millennia Automated Products, Inc., to the consulting company was $30,000.

As of June 30, 2000, the Company's president had advanced
$1,000 to the Company for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.

Forward Looking Statements
-------------------------

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

General

     The Company currently operates out of 236 South Rainbow Blvd., Suite
489. Las Vegas Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas Nevada area. The Company's fiscal year end is December 31.

     The Company has not realized any revenues from inception. The Company total assets decreased approximately $ 36,399 at June 30, 1999 to $264 at June 30, 2000. This reduction was a result of a $30,000 expenditure in October of 1999 to Sierra Nevada Advisors for consulting services as well expenses associated with the filing of its Form 10-SB General Registration Statement. Cash at June 30, 2000 was $155 as compared to $ 36,290 as of June 30, 1999; the Company's cash at June 30, 1999 consisted of unexpended offering proceeds from the Company's offering which closed in December of 1998 with $50,300 in gross proceeds.

     During the first six months of 2000, the Company's assets reduced from $1,764 at December 31, 1999 to $264 at June 30, 2000. This reduction is a result of $3,000 in consulting fees and $2,500 in professional fees. The $3,000 consulting fee reflects as an increase in the Company's accounts payable during the first 6 months of 2000. The Company's liabilities at June 30, 2000 also show an increase of an additional $1,000 during that six month period as a result of a $1,000 advance from a shareholder. The Company's first 6 months of 1999 demonstrates $13,200 in expenses for consulting, professional fees and other miscellaneous expenses as opposed to the $5,500 spent in the first half of $2,000. This is due to the expenses associated with the filing of the Company's Form 10SB incurred during the 1999 fiscal year. The Company has funded its losses since inception with sales of its common stock and to date has not achieved revenues from operations.

Plan of Operation

     The Company plans to purchase and service used Four-in-One Candy
Carousel Machines which it will place on site in the greater Las Vegas area. At this time, however, the Company has no financial resources with which to purchase such machines. The Company does not anticipate hiring employees until the purchase and placement of such machines begins; hiring of employees, if any, will be dictated by the number of machines in service.

       During the next twelve months, its cash requirements will include the following: $500 per month in consulting fees for the performance of the Company's bookkeeping as well as other minimal day to operational services; and (2) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. The Company will therefore require a minimum of $21,000 during the next 12 month for compensation for services and SEC compliance. This does not include funds needed to purchase second-hand vending machines.

      The Company does not have sufficient resources to funds its cash needs. The Company will be required to accrue its expenses as liabilities and/or rely on advances from shareholders or officers and directors to fund day to day operations over the next 12 months. It will also need to find additional sources of financing to carry on its current business purpose. There is no guarantee that it will be successful in providing for cash requirements.

     The Company may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan and to fund its day to day operations. Management is not experienced in developmental companies and it will likely be extremely difficult for Management to secure such additional financing. The Company may be able to attract private investors; or, officers, directors or shareholders may be willing to make additional contributions, advances or loans. The Company may also consider some form of debt or equity financing; or, it may investigate the possibility of a merger or acquisition. There is no guarantee, however, that any of the foregoing methods of financing would prove successful and there is substantial uncertainty as to whether the Company will be able to continue operations.

Year 2000 Issues

     Management has not encountered any problems with the Company's accounting and operational systems. Management believes the operating systems in which
the company utilizes be to compliant and fully operational.     The Company is
not dependent on computers other than for its internal bookkeeping which is done on a Microsoft office 2000 system. The Company has no relationship with any third parties which are dependent on computers other than its bank.


     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                     PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     Changes in Securities

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 15, 2000, a majority of the outstanding shares of the Company authorized and approved the appointment of Dennis Evans as temporary Chief Financial Officer and assistant secretary. Such appointment included Dennis Evans authorization to conduct the business of the Company in the temporary absence of the Company's president, Mr. Ken Evans. It also included authorization for Dennis Evans to execute and file reports with the Securities and Exchange Commission, as well as other necessary documents. The authorization was given by written consent in lieu of a special meeting of the shareholders and approved by the vote 105,000 shares; the Company has 200,600 shares outstanding.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report


      Exhibit
      Number

      27         Financial Data Schedule

   (b) Reports on Form 8-K

     No reports on 8-K were filed during the quarter reported on.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MILLENNIA AUTOMATED SYSTEMS, INC.
                                              (Registrant)

Date: August 8,  2000                    By:    /s/ Dennis Evans
                                              ------------------------
                                                 Dennis Evans,
                                                 Temporary Chief Financial
                                                 Officer, Assistant Secretary
                                                 And Authorized Signatory