Form 10QSB
period 2000-09-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 2000-11-15
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30,2000
                       Commission file number 000-25811

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products, Inc. a Nevada corporation (the "Company"), as of September 30, 2000 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                      Millennia Automated Products, Inc.
                        (A Development Stage Company)
                               Balance Sheets
                                 (Unaudited)


              Assets
                                                   September 30, December 30,
                                                        2000        1999
                                                   ------------- -------------
Current Assets:
  Cash                                             $         36  $      1,665
                                                   ------------- -------------
     Total Current Assets                                    36         1,655

Other Assets:
  Deposits                                                  109           109
                                                   ------------- -------------

     Total Assets                                  $        145  $      1,764
                                                   ============= =============

         Liabilities & Stockholders' Deficit

Current Liabilities:
  Accounts payable - management fees               $      7,850  $      3,350
  Loans from stockholders/officers                        2,187             -
                                                    ------------- ------------

     Total Current Liabilities                           10,037         3,350

Stockholders' Deficit:
  Common Stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    200,600 shares on December 31, 1999 and
    September 30, 2000                                      201           201
  Paid in Capital                                        48,084        48,084
  Accumulated Deficit                                   (58,177)      (49,871)
                                                   ------------- -------------
     Total Stockholders' Deficit                         (9,892)       (1,586)
                                                   ------------- -------------

     Total Liabilities and Stockholders' Deficit   $        145  $      1,764
                                                   ============= =============






See Accompanying Notes to the Financial Statements.

                    Millennia Automated Products, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


                           Nine Months Nine Months Three Months Three Months Sept. 28,1998
                           Ended       Ended       Ended        Ended        Inception to
                           Sept. 30,   Sept. 30,   Sept 30,     Sept 30,     Sept. 30,
                           2000        1999        2000         1999         2000
                           ----------- ----------- ------------ ------------ -------------
Income                     $        -  $        -  $         -  $         -  $         -

Expenses:
  Consulting fees               4,500       4,500        1,500        1,500        4,500
  Professional fees             3,687      10,855        1,187        1,150       52,292
  Office & administrative         119         610          119           94        1,385
                           ----------- ----------- ------------ ------------ -------------
    Total Expenses              8,306      15,965        2,806        2,744       58,177
                           ----------- ----------- ------------ ------------ -------------

        Net Income         $   (8,306) $  (15,965) $    (2,806) $    (2,744) $   (58,177)
                           =========== =========== ============ ============ =============
Net Income Per Common
 Share (primary and
  fully dilutive)          $   (0.041) $   (0.080) $    (0.014) $    (0.014) $    (0.290)
                           =========== =========== ============ ============ =============
Weighted Average Shares
  Common Stock Outstanding    200,600     200,600      200,600      200,600      200,600
                           =========== =========== ============ ============ =============









See Accompanying Notes to the Financial Statements.

                    Millennia Automated Products, Inc.
                    Statement of Stockholders' Equity
      From Inception (September 28, 1998) through September 30, 2000

                                          $0.001
                                          Par Value
                              Common      Common
                              Stock       Stock       Paid-in     Accumulated Total
                              Shares      Amount      Capital     Deficit     Equity
                              ----------- ----------- ----------- ----------- ------------
Balances at September 28, 1998         -  $        -  $        -  $        -  $         -

October, 1998 founders shares
 issued for cash at $.05 per
 share                           100,000         100       4,900           -        5,000

December, 1998 Common Stock
 issued for cash at $.50 per
 share net of offering costs
 of $7,015                       100,600         101      43,184           -       43,285

Net loss for the period from
  inception (September 28,
  1998) to December 31, 1998           -           -           -        (683)        (683)
                              ----------- ----------- ----------- ----------- ------------
Balances at December 31, 1998    200,600         201      48,084        (683)      47,602

Net loss for the year ending
  December 31, 1999                    -           -           -     (49,188)     (49,188)
                              ----------- ----------- ----------- ----------- ------------
Balances at December 31, 1999    200,600         201      48,084     (49,871)      (1,586)

Net loss for the nine months
 ending September 30, 2000             -           -           -      (8,306)      (8,306)
                              ----------- ----------- ----------- ----------- ------------
Balances September 30, 2000      200,600  $      201  $   48,084  $  (58,177) $    (9,892)
                              =========== =========== =========== =========== ============




            See Accompanying Notes to the Financial Statements

                    Millennia Automated Products, Inc.
                      (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                            Nine Months     Nine Months     Sept. 28, 1998
                                            Ended           Ended           Inception to
                                            Sept. 30, 2000  Sept. 30, 1999  Sept 30, 2000
                                            --------------  --------------  --------------
Cash Flows Used in Operating Activities:

Net loss                                    $      (8,306)  $     (15,965)  $     (58,177)

Non cash expenses included in net loss:
  Amortization of organizational costs                  -              27               -

Changes in Operating Assets and
 Liabilities Accounts:
   Increase in accounts payable                     4,500             750           7,850
   Increase in deposits                                 -            (109)           (109)
                                            --------------  --------------  --------------
   Net Cash Provided by Operating Activities       (3,806)        (15,297)        (50,436)
                                            --------------  --------------  --------------

Cash Flows Provided by Financing Activities:
  Sale of common stock                                  -               -          48,285
  Advances by stockholders/officers                 2,187               -           2,187
                                            --------------  --------------  --------------
   Net Cash Provided by Financing Activities        2,187               -          50,472
                                            --------------  --------------  --------------

Net decrease in cash                               (1,619)        (15,297)             36

Cash at beginning of period                         1,655          48,702               -
                                            --------------  --------------  --------------
Cash at end of period                       $          36   $      33,405   $          36
                                            ==============  ==============  ==============




            See Accompanying Note to the Financial Statements

                  MILLENNIA AUTOMATED PRODUCTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 28, 1998, under the laws of the State of Nevada. The business purpose of the Company is to provide vending services to Las Vegas and the Southern Nevada area.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B - OFFERING COSTS

Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C - EARNINGS (LOSS) PER SHARE

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

NOTE D - COMMON STOCK

In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

In December of 1998 the Company sold 100,600 shares of its common stock at $.50 per share for a total of $50,300. The net proceeds were to be used to provide vending services to Las Vegas and the Southern Nevada area.

NOTE E - RELATED PARTY TRANSACTIONS

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

As of September 30, 2000, the Company's president had advanced $2,187 to the Company for working capital purposes.

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

General

     The Company currently operates out of 236 South Rainbow Blvd., Suite 489, Las Vegas Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas Nevada area. The Company's fiscal year end is December 31.

Comparative Periods

     The Company has not realized any revenues from inception. The Company's total assets are only $145 at September 30, 2000 which is a substantial reduction from the approximately $35,000 cash on hand at September 30, 1999. This reduction was a result of a $30,000 expenditure in October of 1999 to Sierra Nevada Advisors for consulting services as well expenses associated with the filing of its Form 10-SB General Registration Statement. The Company's cash at September 30, 1999 consisted of unexpended offering proceeds from the Company's offering which closed in December of 1998 with $50,300 in gross proceeds.

     During the first nine months of 2000, the Company's assets reduced from $1,764 at December 31, 1999 to $ 145 at September 30, 2000. This reduction is a result of $4,500 in consulting fees and $3,687 in professional fees during the nine month period. Total expenses exceeded the cash on hand during the nine month period and reflect as accounts payable as well as advances from officers and directors of $2,187. As a result, the Company's liabilities at September 30, 2000, increased an additional $4,500 during the nine months. The Company's first 9 months of 1999 demonstrates $8,306 in expenses for consulting, professional fees and other miscellaneous expenses as opposed to the $15,965 spent in the first three quarters of 2000. Expenses were higher in the prior years 9 months ended due to the expenses associated with the filing of the Company's Form 10SB incurred during the 1999 fiscal year. The Company has funded its losses since inception with sales of its common stock and to date has not achieved revenues from operations.

Plan of Operation

     The Company planned to purchase and service used Four-in-One Candy Carousel Machines which it intended to place on site in the greater Las Vegas area. At this time, however, the Company has no financial resources with which to purchase such machines. The Company does not anticipate hiring employees until the purchase and placement of such machines begins; hiring of employees, if any, will be dictated by the number of machines in service.

       During the next twelve months, its cash requirements will include the following: $500 per month in consulting fees for the performance of the Company's bookkeeping as well as other minimal day to operational services; and (2) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. The Company will therefore require a minimum of $16,000 during the next 12 month for compensation for services and SEC compliance. This does not include funds needed to purchase second-hand vending machines.

      The Company does not have sufficient resources to funds its cash needs. The Company will be required to accrue its expenses as liabilities and/or rely on advances from shareholders or officers and directors to fund day to day operations over the next 12 months. The Company has no agreements with its officers/directors or shareholders regarding any cash advances. It will also need to find additional sources of financing to carry on its current business purpose. There is no guarantee that it will be successful in providing for cash requirements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during this time period.

ITEM 5.     OTHER INFORMATION.

            On May 15, 2000, by written consent in lieu of a special meeting of the shareholders, the Company authorized and approved the appointment of Dennis Evans as temporary Chief Financial Officer and assistant secretary. Such appointment included Dennis Evans authorization to conduct the business of the Company in the temporary absence of the Company's president, Mr. Ken Evans. It also included authorization for Dennis Evans to execute and file reports with the Securities and Exchange Commission, as well as other necessary documents.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report


      Exhibit
      Number      Description
     ---------    -----------

      27         Financial Data Schedule

   (b) Reports on Form 8-K

     No current reports on 8-K were filed during the Company's third quarter. Subsequent thereto, the Company filed a Report on 8-K and 8-K/A regarding a change in accountants.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIA AUTOMATED PRODUCTS, INC.
                                            (Registrant)

Date: 11/15/00                          By: /S/ Dennis Evans
                                            ------------------------
                                            Dennis Evans,
                                            Temporary Chief Financial
                                            Officer, Assistant Secretary
                                            And Authorized Signatory