Form 10KSB
period 2000-12-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2001-03-29
CIK 1076049

UNITED STATES
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number:   0-25811


                      MILLENNIA AUTOMATED PRODUCTS, INC.
            -----------------------------------------------------
                (Name of Small Business Issuer in its charter)

            Nevada                                   88-0405735
          ----------                                -------------
  (State or other jurisdiction of                (I.R.S. employer
  incorporation or organization)                 identification number)


    236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada       89128
    ------------------------------------------------     ----------
    (Address of principal executive offices)             (Zip Code)

                  Issuer's Telephone Number: (702) 363-0066
                                              ---------------

            Securities registered under Section 12(b) of the Act:

    Title of each class:          Name of each exchange on which registered:
           n/a                                       n/a
    --------------------           ----------------------------------------

            Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                 -------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2000 the Company has issued and outstanding 200,600 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                    PART I

Item 1.   Description of business..........................................4
Item 2.   Description of properties........................................9
Item 3.   Legal proceedings............................................... 9
Item 4.   Submission of matters to a vote of security holders............. 9

                                   PART II

Item 5.   Market for common equity and related stockholder matters........10
Item 6.   Management's discussion and analysis or plan of operations......10
Item 7.   Financial statements............................................11
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure.............................18

                                   PART III

Item 9.   Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act...............18
Item 10.  Executive compensation..........................................20
Item 11.  Security ownership of certain beneficial owners and management..20
Item 12.  Certain relationships and related transactions..................21

                                   PART IV

Item 13.  Exhibits and reports on Form 8-K................................22

Signatures................................................................23

                                 PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Millennia Automated Products, Inc.,(the "Company") is a development stage company which was organized as a Nevada corporation on September 28, 1998.
The Company was organized for the purpose of providing vending services to the Las Vegas and Southern Nevada area. The Company conducted an offering pursuant to the exemption provided for under Regulation D, Rule 504 of the Securities Act of 1933 which closed in December 1998 with 100,600 shares sold at $0.50 per share with gross proceeds of $50,300. The offering was registered with the State of Nevada. The Company proceeds were utilized to fund start up operations of its vending business.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

     The Company's purpose is that of providing, servicing and maintaining vending machines, mostly in the greater Las Vegas area. To date the Company has not succeeded in this business objective. The Company will need additional financing to pursue its current business objective.

     As an alternative, the Company is examining the possibility of acquiring an interest in a different business opportunity. Such acquisition of a business opportunity could be made by merger, exchange of stock, or otherwise. The Company has no source of capital. At the present time, the Company intends to pursue its initial business purpose and has not identified any business opportunity that it plans to pursue, nor has it reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger. However, the Company is remaining open to other options, and should an opportunity present itself, the Company will investigate it thoroughly and proceed in a manner which it believes is in the best interests of its shareholders.

     Management believes that it is possible, if not probable, for a company like Millennia, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that management will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and the Company may become dormant or be dissolved.

     The Company's activities are subject to several significant risks which arise primarily as a result of the fact that the Company may either

      . raise additional capital for a vending business which has not commenced successful operations with the funds previously available to it, or

      . acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of the stockholders.

    In the Company's analysis of a business opportunity, Management anticipates it will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Management's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (3) Capital requirements and anticipated availability of required funds, to be provided to the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (4)   The extent to which the business opportunity can be advanced;

     (5) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (6) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (7) The cost of the Company's participation as compared to the perceived tangible and intangible values and potential; and

     (8) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. The task of comparative investigation and analysis of business opportunities will be extremely difficult and complex.

AGREEMENT WITH SIERRA INVESTMENT ADVISORS

     In latter 1999, the Company entered into an agreement with Sierra Investment Advisors ("Sierra"). Under its terms, Sierra was to provide assistance in raising additional capital for the Company's business operations as well as potential business opportunities for the Company. Sierra has not performed under the Agreement, and the Company is demanding return of its $30,000. To date, it has received only small portion of that investment back.

METHODS OF DISTRIBUTION

     Presuming the Company is able to proceed with its initial business purpose, the Company's business is dependent upon management's ability to purchase, place and service quality vending machines. The Company is dependent upon the experience of Ms. Bandley (formerly Ms. Stankiewicz), the Company's vice president. Ms. Bandley has five years of experience owning and operating 85 vending machines in the Ft. Worth, Texas market. The company will look to Ms. Bandley to translate her experience into the local and regional area of southern Nevada to launch the Company's efforts at purchasing and placing equipment.

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

     If the Company is not able to proceed with its vending business and begins exploring other business options, it anticipate that business opportunities will come to its attention from various sources, including officers and directors, stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships could also lead to contacts from various sources.

     Management will analyze the business opportunities; however, no member of
Management is a professional business analyst.   Management has had no
experience with mergers and acquisitions of business opportunities.
Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Management may also hire an outside consultant, although no policies have been adopted regarding use of such consultants or advisors. In fact, the Company's first efforts to utilize an outside consultant for raising additional capital for its vending business was not successful. However, because of Managements limited experience, the Company may be forced to rely on outside consultants in any transaction it contemplates. Due to its limited resources, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity.

     The Company does not anticipate entering into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated.

     A decision to participate in a specific business opportunity may be made upon Management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

SUPPLIERS

     If the Company is able to raise additional capital to pursue its vending business, it will acquire its candy from a number of sources. Its principal suppliers are expected to be Sam's Club, as well as Price Costco wholesale Distributors located in Las Vegas, Nevada. The Company has no exclusive arrangements with any company and therefore, may obtain its products from any source. Relationships have been established at executive levels within the Company's suppliers in order to ensure quality products, contain costs, and receive superior service.

COMPETITION

     If the Company is able to raise sufficient funding to commence purchasing and placing vending machines on site, it anticipates competition from the already well-established national vending /bottling distributor's such as, the Pepsi-Cola Company, the Coca Cola Bottling Company of Las Vegas, Frito-Lay Inc., and from local based operations such as Horizon Vending Corporation, Snac's Incorporated, Southwest Services, and Weymouth Distributing Company Inc., who offer vending machines, bulk candy, service contacts, sales routes and services similar to those of the Company. In this respect, the Company plans to focus in three specific areas in which it believes it has an advantage.

     The Company believes it would have three competitive advantages if is able to actually commence operations in its chosen business:

    (A) Service. The Company plans to introduce vending products that will reflect the year 2000 -- machines in high traffic areas such as office complexes, schools, apartment complexes, and local retail malls. This marketing strategy will give the public both quality machines, with fresh quality products, and the commitment to maintain every client. The Company will stay flexible by placing machines in all sectors of the market. By placing the machines in high traffic areas, the Company's goal is to stay flexible to the client's ideas and recognition of need for certain products. The ability to offer a one on one consultation with the client will be to the advantage of the Company. By addressing the needs of each individual client and working with them on a personal level, the Company can provide for their specific needs. To provide further individualized service, the client may choose to have a percentage of the proceeds of each of the client's vending machines donated to the charitable organization of the client's choosing.

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

     Even if the Company elects to pursue an alternative business, it expects to encounter substantial competition in its effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be the Company's primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will be in a better position to obtain access to attractive business opportunities. The Company also will experience competition from other public "blank check" companies, many of which may have more funds available.

SEASONALITY

     Management is not aware of any seasonality in the vending industry.

EMPLOYEES

     The Company currently has only two employees, its President, Kent Evans and its Vice-President, Susan Bandley. Mr. Evans and Ms.
Bandley do not devote their full attention to the affairs of the Company. As growth of the Company continues, additional employees will be added when necessary.

CURRENT STATUS OF OPERATIONS

     Since inception, the Company's main operations consisted of locating firms that sell and distribute bulk candy machines. Management has researched different manufacturers, bulk candy products and product lines. Although management has not yet ruled out the possibility of using additional types of machines, it has determined from its research, that the Vendesign Four-in-One Candy Carousel will best serve the needs of the Company and its future clientele.

     Further, the Company has located a storage facility for future use when it has purchased machines and has researched various bulk sale distributors for the best candy assortment and pricing. In order to provide the freshest assortment possible, management will not purchase bulk candy until such time as it has purchased used equipment and starts placing machines.

     The Company does not currently have any customers. However, when and if machines are purchased and placed, the Company may be dependent upon on one or a few major customers as it grows its business. Over time, diversification of clientele is anticipated.

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

     In October of 1999, the Company signed an engagement letter with Sierra Nevada Advisors, Inc. to serve as Corporate Finance Advisor with regards to issues of raising additional working capital, and or seeking strategic acquisition candidates. Management entered into this agreement with Sierra in the belief that the pursuit of its current business plan was inadequate and the company must act diligently to preserve and build shareholder value.

    As of December 31, 1999 Sierra Nevada Advisors have not obtained additional funds, nor introduced the Company to any potential acquisition candidates. The Company demanded a refund of funds for lack of performance. Although Sierra indicated that it would return the $30,000 advance, to date it has returned only $2,500.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains a monthly rental with an organization from which it rents an address/postal box and telephone answering service. The annual rental on this space is $180 and includes the use of a small desk area. The Company signed a lease agreement that commenced September 28, 1998 and continues on a yearly basis. The Company has recently prepaid the rent through July of 2000. The Company may discontinue its lease at its discretion. Management plans in the start up stage of the business to utilize a portion of its Vice-President's residence (5800 W. Charleston Ave., #1035, Las Vegas, NV 89102) for storing of bulk candy inventory.

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

     The Company did not have any matters to submit for a shareholders vote in the during 2000.

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

STOCKHOLDERS

     The Company has 35 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada 89128. The Company's principal business is providing vending services to the greater Las Vegas area, as well as southern Nevada. The Company's fiscal year end is December 31 of each year. The Company has not commenced any significant operations and is therefore considered a development state company.

RESULTS OF OPERATIONS - 1999 AND 2000

     During its fourth quarter of 1999, the Company paid a total of $31,500 in consulting fees consisting of $1,500 for accounting fees for preparation of the Company's 1999 year end audit and tax return, and $30,000 for consulting fees related to raising additional working capital, and or seeking strategic acquisition candidates. The $30,000 investment in consulting services greatly reduced the Company's available cash for operations which was approximately $48,000 at the close of its offering in 1998. The Company's total expense of $39,350 for consulting fees in 1999 was considerably less in 2000 ($6,000). The Company's total amount expended for professional fees in 1999 was $9,255 compared with $4,617 in 2000. In 2000, the Company spent $583 on administrative expenses which reduced even further in 2000 to $119 mostly due to a lack of cash.

     The Company had total assets in 2000 of $2,645 compared to $1,764 in 1999; in both years the assets were almost entirely comprised of cash. The increase in cash between the two years is due to advances made to the Company by officers in 2000. The Company's liabilities in 2000 increased as a result of those advances, from $3,350 in 1999 to $12,467 in 2000. The Company also increased its accounts payables between the two years from $3,350 to $9,350 mostly due to accrued management fees.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to raise additional capital. An agreement with a financial advisor, Sierra Nevada Advisors, Inc., has not proven successful in raising additional working capital or seeking strategic acquisition candidates. Management believes that the pursuit of its current business plan is inadequate and the company must act diligently to preserve and build shareholder value. It intends to seek additional funding for its vending business while at the same time investigating other business opportunities should they so arise.

    During the next twelve months, its cash requirements will be minimal. However, the $2,600 it has available to it will not be sufficient to provide for its cash requirements for day to day operations in the next twelve months. The Company has been relying on advances/loans from officers and directors and will continue to do so until other capital can be
raised.   If the Company does not succeed in raising additional working capital, and or seeking strategic acquisition candidate, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan or successfully complete a merger or acquisition.

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

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements for the Company's years ended December 31, 2000 and 1999, begin on the next page.

                           Randy Simpson CPA, P.C.
                          11775 South Nicklaus Road
                              Sandy, Utah 84092
                          Fax & Phone (801) 572-3009


Board of Directors and Stockholder
Millennia Automated Products, Inc.
(A Development Stage Company)
Las Vegas, NV

                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Millennia Automated Products, Inc. (a development stage company) as of December 31, 2000 and December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 2000, December 31, 1999 and the period from inception (Sept. 28, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Automated Products, Inc. as of December 31, 2000 and December 31, 1999 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2000, December 31, 1999 and the period from inception (Sept. 28, 1998) through December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Randy Simpson, CPA P.C.

Randy Simpson, CPA, P.C.
A Professional Corporation



March 26, 2001
Sandy, Utah

                      MILLENNIA AUTOMATED PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                            December 31,       December 31,
                                            2000               1999
                                            ----------------   --------------
                ASSETS

Current Assets:

 Cash                                       $        2,536     $       1,655
                                            ----------------   --------------
    Total Current Assets                             2,536             1,655

Other Assets:

   Deposits                                            109               109
                                            ----------------   --------------

    Total Assets                            $        2,645     $       1,764
                                            ================   ==============

      LIABILITIES & STOCKHOLDERS DEFICIT

  Accounts payable - management fees        $        9,350             3,350
  Loans from stockholders/officers                   3,117                -
                                            ----------------   --------------
    Total Current Liabilities                       12,467             3,350


Stockholders' Deficit
   Common stock, $.001 par value;
    authorized 25,000,000 shares, issued
    and outstanding 200,600 shares on
    December 31, 2000 and December 31, 1999            201               201
   Additional paid-in capital                       48,084            48,084
   Accumulated deficit                             (58,107)          (49,871)
                                            ----------------   --------------
     Total Stockholders' Deficit                    (9,822)           (1,586)
                                            ----------------   --------------

Total Liabilities and Stockholders' Deficit $        2,645     $       1,764
                                            ================   ==============











             See Accompanying notes to the Financial Statements.

                      MILLENNIA AUTOMATED PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS

                                                                September 28,
                                    Year          Year          1998
                                    Ended         Ended         (Inception) to
                                    December 31,  December 31,  December 31,
                                    2000          1999          2000
                                    ------------- ------------- -------------
Income

  Payment from consulting group     $      2,500  $          -  $      2,500

Expenses
  Consulting fees                          6,000        39,350        45,350
  Professional fees                        4,617         9,255        13,872
  Office and administrative                  119           583         1,385
                                    ------------- ------------- -------------
    Total expenses                        10,736        49,188        60,607
                                    ------------- ------------- -------------

     Net Loss                       $     (8,236) $    (49,188) $    (58,107)
                                    ============= ============= =============

     Net Income Per Common Share
      (Primary and diluted)         $     (0.041) $     (0.245) $     (0.290)
                                    ============= ============= =============
     Weighted Average Shares
       Common Stock Outstanding          200,600       200,600       200,600
                                    ============= ============= =============

















              See Accompanying Notes to the Financial Statements




                     MILLENNIA AUTOMATED PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FROM INCEPTION (SEPTEMBER 28,1998) THROUGH DECEMBER 31, 2000



                                    Common     Common      Additional
                                    Stock      Stock       Paid-in    Accumulated  Total
                                    Shares     Amount      Capital    Deficit      Equity
                                    ---------- ----------- ---------- ------------ -----------
Balance, September 28, 1998                 -  $       -   $       -  $         -  $        -

October, 1998 Founder shares issued
 for cash at $.05 per share           100,000        100       4,900            -       5,000

December, 1998 Common Stock issued
 for cash at $.50 per share net
 of offering costs of $7,015          100,600        101      43,184            -      43,285

Less net loss for the period from
 inception (September 28, 1998) to
 December 31, 1998                          -          -           -         (683)       (683)
                                    ---------- ----------- ---------- ------------ -----------
Balance, December 31, 1998            200,600        201      48,084         (683)     47,602)

Net loss for the year ending
 December 31, 1999                          -          -           -      (49,188)    (49,188)
                                    ---------- ----------- ---------- ------------ -----------
Balance, December 31, 1999            200,600        201      48,084      (49,871)     (1,586)

Net loss for the year ending
 December 31, 2000                          -          -           -       (8,236)    (8,236)
                                    ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000            200,600  $     201   $  48,084  $   (58,107) $  (9,822)
                                    ========== =========== ========== ============ ==========



















            See Accompanying Notes to the Financial Statements.

                                    F-4








                     MILLENNIA AUTOMATED PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS


                                                                               September 28,
                                                   Year          Year          1998
                                                   Ended         Ended         (Inception) to
                                                   December 31,  December 31,  December 31,
                                                   2000          1999          2000
                                                   ------------- ------------- -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
 Net Loss                                          $     (8,236) $    (49,188) $    (58,107)
 Changes in Operating Assets and Liabilities
   Increase in accounts payable                           6,000         2,250         9,350
   Increase in deposits                                    -            (109)          (109)

                                                   ------------- ------------- -------------
  NET CASH USED IN OPERATING ACTIVITIES                  (2,236)      (47,047)      (48,866)
                                                   ------------- ------------- -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Sale of common stock                                         -             -        48,285
 Advances by stockholders/officers                        3,117             -         3,117
                                                   ------------- ------------- -------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES               3,117             -        51,402
                                                   ------------- ------------- -------------
  NET DECREASE IN CASH                                      881       (47,047)        2,536

  CASH AT BEGINNING OF PERIOD                             1,655        48,702             -
                                                   ------------- ------------- -------------

  CASH AT END OF PERIOD                            $      2,536  $      1,655  $      2,536
                                                   ============= ============= =============





















             See Accompanying Notes to the Financial Statements

                                    F-6




                  MILLENNIA AUTOMATED PRODUCTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2000

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

           During 2000, the Company demanded the return of its $30,000 from the consulting company for lack of performance. Because the Company has not reached a definitive agreement on the return of funds, has received repayment of only $2,500 to date, and does not know whether it will ever reach an agreement on the balance, the Company has booked the $2,500 as revenues and has not booked the balance as a receivable due to the uncertainty of its collectability.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in the Company's Form 8/K as amended, the Company changed its certifying accountant on October 23, 2000. As of that date, the Company accepted the resignation of David Coffey C.P.A. as the Company's certifying accountant which was tendered on that same date. During the Company's last two years and the subsequent interim period preceding the resignation of Mr. Coffey, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. David Coffey C.P.A.'s reports on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

     On October 23, 2000 the Company engaged Randy Simpson, CPA PC as its certifying accountant. The appointment of Randy Simpson CPA PC was recommended and approved by the Company's Board of Directors.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                            Age         Position
___________________________________________________________________________

Kent A. Evans                   42         President, Secretary, Treasurer
236 S. Rainbow Blvd.                       and a director of the Company
Suite 489
Las Vegas, NV 89128

Susan Bandley                   44         Vice-President and director
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

    Ms. Susan Bandley (formerly Susan Stankiewicz) has served as the Vice-President and Director of the Company since September 28, 1998 and will serve in such capacity until the next annual meeting of the shareholders and the next annual meeting of the board of directors. From 1974 to 1975, Ms. Bandley attended Brigham Young University studying General Business. From 1993 to 1998, Ms. Bandley was owner/operator of Sweet Stuff Vending, based in Dallas/Ft. Worth, Texas, where she managed 85 machines. Her duties as owner/operator included daily operations, placement of machines and purchasing of bulk candy. From 1997 to 1998, Ms. Bandley was employed as Office Manager of Apple Orthodontix in Dallas, Texas. Ms. Bandley managed three different locals of Apple Orthodontix in the Dallas/Ft. Worth Area. Currently Ms. Bandley serves as an officer and director of Access Network Incorporated, a full reporting Nevada public company.

FAMILY RELATIONSHIPS

     There are no family relationships among the Company's directors and/or executive officers.

INVOLVEMENT IN OTHER PUBLIC COMPANIES.

     None of the Company's directors are involved in other public companies that would be described as "reporting" companies, except Susan Bandley (formerly Stankiewicz) who is an officer and director of Access Network Inc.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - COMPLIANCE WITH 16(A)

     There have been no changes in beneficial ownership of the Company's stock by officers/directors or 10% shareholders during fiscal year 2000. Therefore, to the best knowledge of the Company, those individuals are in compliance with reporting obligations under 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's President since inception in September of 1998. There are no other officers of the Company who have been paid any compensation.

                         SUMMARY COMPENSATION

Name and Principal                                             Any and All
Position                         Year                         Compensation
--------------------------------------------------------------------------
Kent A. Evans(1)                 2000                              -0-
President                        1999                              -0-
                                 1998                              -0-

     (1) The Company intends to compensate Mr. Evans $1,000 per month at such time as the Company actually commences conducting substantive business. No additional compensation in any other form has been paid nor is there currently any plan or arrangement for future compensation.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentages are based on 200,600 shares outstanding at that date.

Title of   Name and Address                Amount & Nature        Percent of
Class      of Beneficial Owner             of Beneficial Owner    Class
----------------------------------------------------------------------------

Common     Kent A. Evans(1)                    100,000           49.85%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     Susan Bandley (1)                     2,000            0.01%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     John F. Freeland                     12,000            5.98%
           5505 E. Carson Street
           Suite 341
           Lakewood, CA 90713

Common     All Officers and Directors          102,000           49.86%
           as a Group (2 Persons)

(1)   An Officer and Director of the Company.


CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved except its agreement with Sierra Investment Advisors. The transaction with, Sierra, however, did not exceed $60,000 disclosure threshold. In latter 1999, the Company entered into an agreement with Sierra to provide assistance in raising additional capital for the Company's business operations as well as potential business opportunities for the Company. Sierra is a company owned by some of the Company's stockholders including one of its 5% shareholders, John Freeland. Sierra was paid $30,000 under the agreement. The Company has requested the return of the funds due to non-performance.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Description                          Location
-----------    ------------                         ----------

3.1            Articles of Incorporation                (1)
3.2.1          Bylaws                                   (1)
3.2.2          Amended and Restated Bylaws              (2)
10.1           Lease Agreement                          (2)
10.2           Consulting Agreement                     (3)
16             Letter re: Certifying Accountant         (4)


(1) Filed as part of the Company initial Registration Statement on Form 10SB on April 19, 1999

(2)     Filed as part of the Company's Amended Form 10SB on July 26, 1999

(3) Filed as part of the Company's Form 10KSB for December 31, 1999 on April 10, 2000.

(4)     Filed as part of the Company's Form 8-K on October 27, 2000


      (b)  Reports on Form 8-K

     During the Company's 4th quarter, the Company filed a Form 8K and 8K/A regarding Item 2. "Resignation of its Former Certifying Accountant and the Appointment of a New Accountant." The date of the events was October 23, 2000. The Form 8-K and Form 8-K/A were filed during the last quarter of the period covered by this report on October 30, 2000 and November 9, 2000, respectively.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Millennia Automated Products, Inc.
                                 (Registrant)


                                      /s/ Kent A. Evans
Date: March 28, 2001            By:________________________________
                                      Kent A. Evans
                                      President and
                                      Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ Kent A. Evans
Date: March 28, 2001            By: ______________________________
                                      Kent A. Evans
                                      Director


                                      /s/ Susan Bandley
Date: March 28, 2001            By:______________________________
                                      Susan Bandley
                                      Director