Form 10QSB
period 2001-03-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2001-05-14
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001
                       Commission file number 000-25811

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products, Inc. a Nevada corporation (the "Company"), as of March 31, 2001 commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                      Millennia Automated Products, Inc.
                        (A Development Stage Company)
                               Balance Sheets



              Assets
                                                      March 31,  December 30,
                                                        2001        2000
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets:
  Cash                                             $      2,536  $      2,536
                                                   ------------- -------------
     Total Current Assets                                 2,536         2,536

Other Assets:
  Deposits                                                  109           109
                                                   ------------- -------------

     Total Assets                                  $      2,645  $      2,645
                                                   ============= =============

         Liabilities & Stockholders' Deficit

Current Liabilities:
  Accounts payable - management fees               $     10,850  $      9,350
  Loans from stockholders/officers                        3,924         3,117
                                                    ------------- ------------

     Total Current Liabilities                           14,774        12,467

Stockholders' Deficit:
  Common Stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    200,600 shares on March 31, 2001 and
    December 31, 2000                                       201           201
  Paid in Capital                                        48,084        48,084
  Accumulated Deficit                                   (60,414)      (58,107)
                                                   ------------- -------------
     Total Stockholders' Deficit                        (12,129)      ( 9,822)
                                                   ------------- -------------

     Total Liabilities and Stockholders' Deficit   $      2,645  $      2,645
                                                   ============= =============







See Accompanying Notes to the Financial Statements.

                      Millennia Automated Products, Inc.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                      Three Months Three Months (Sept 28,1998)
                                      Ended        Ended        Inception to
                                      March 31,    March 31,    March 31,
                                      2001         2000         2001
                                      ------------ ------------ -------------
Income
 Payment from consulting group        $         -  $         -  $     2,500

Expenses:
  Consulting fees                           1,500        1,500       46,850
  Professional fees                           447        2,250       14,319
  Office & administrative                     360            -        1,745
                                      ------------ ------------ -------------
    Total Expenses                          2,307        3,750       62,914
                                      ------------ ------------ -------------

        Net Loss                      $    (2,307) $    (3,750) $   (60,414)
                                      ============ ============ =============
Net Loss Per Common
 Share (primary and fully dilutive)   $    (0.012) $    (0.019)
                                      ============ ============
Weighted Average Shares
  Common Stock Outstanding                200,600      200,600
                                      ============ ============












See Accompanying Notes to the Financial Statements.




                     Millennia Automated Products, Inc.
                      (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)



                                            Three Months    Three Months   (Sept. 28, 1998)
                                            Ended           Ended           Inception to
                                            March 31, 2001  March 31, 2000  March 31, 2001
                                            --------------  --------------  --------------
Cash Flows Used in Operating Activities:

Net loss                                    $      (2,307)  $     ( 3,750)  $     (60,414)

Changes in Operating Assets and
 Liabilities Accounts:
   Increase in accounts payable                     1,500           1,500          10,850
   Increase in deposits                                 -               -            (109)
                                            --------------  --------------  --------------
   Net Cash Used in Operating Activities             (807)         (2,250)        (49,673)
                                            --------------  --------------  --------------

Cash Flows Provided by Financing Activities:
  Sale of common stock                                  -               -          48,285
  Advances by stockholders/officers                   807             750           3,924
                                            --------------  --------------  --------------
   Net Cash Provided by Financing Activities          807             750          52,209
                                            --------------  --------------  --------------

  Net decrease in cash                                  -          (1,500)          2,536
  Cash at beginning of period                       2,536           1,655               -
                                            --------------  --------------  --------------

  Cash at end of period                     $       2,536   $         155   $       2,536
                                            ==============  ==============  ==============








             See Accompanying Note to the Financial Statements



                  MILLENNIA AUTOMATED PRODUCTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                            March 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 28, 1998, under the laws of the State of Nevada. The business purpose of the Company is to provide vending services to Las Vegas and the Southern Nevada area.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B - EARNINGS (LOSS) PER SHARE

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

NOTE C - COMMON STOCK

In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

In December of 1998 the Company sold 100,600 shares of its common stock at $.50 per share for a total of $50,300. The net proceeds were to be used to provide vending services to Las Vegas and the Southern Nevada area.

NOTE D - RELATED PARTY TRANSACTIONS

In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

In October of 1999 the Company entered into a consulting agreement with Sierra
Nevada Advisors, Inc. (SNA), a company owned by some of its shareholders. In compliance with the signed agreement, the Company paid SNA $30,000 in exchange for SNA's future services, including advisement on the raising of funds as a public company, introducing potential acquisition candidates, and introducing
Millennia Automated Products, Inc. to potential investors.

During the year 2000, the Company demanded the return of its $30,000 from SNA due to lack of performance; as of May 8, 2001 a satisfactory agreement on the
return of the funds had not been reached.   Because the Company has not
reached a definitive agreement on the return of funds, has received repayment of only $2,500 to date, and does not know whether it will ever reach an agreement on the balance, the Company booked the $2,500 received in December
2000 as revenues and has not booked the balance as a receivable due to the uncertainty of its collectability.

As of March, 31 2001, the Company's president had advanced $3,924 to the Company for working capital purposes.



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

RESULTS OF OPERATIONS - First Quarter ended March 31, 2001 and 2000

     During its first quarter of 2001, the Company paid a total of $1,500 in consulting fees, the same as in the first quarter of 2000. The consulting fees were accrued as an accounts payable. The Company had total expenses of $2,307 during the quarter ended March 31, 2001; this was approximately $1,500 less than the $3,750 in expenses during the comparable quarter of last year reflecting a reduction in the amount the Company paid for professional fees.
The Company incurred approximately $360 in general and administrative expenses mostly associated with the filing of its 10KSB which took place during its first quarter.

     The Company had total assets as of March 31, 2001 of $2,645, mostly comprised of cash. The Company's liabilities as of March 31, 2001 increased as a result of an $807 advance made to the Company made by an officer/shareholder, as well as from an accounts payable of $1,500 for the quarter due for accrued consulting fees. The Company has no revenues.

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

    During the next twelve months, its cash requirements will be minimal.
However, the $2,536 it has available will not be sufficient to provide for its cash requirements for day to day operations in the next twelve months, nor will it provide for the professional fees which the Company can continue to expect in connection to its reporting obligations under the 1934 Act. The
Company will continue to rely on advances/loans from officers and directors until other capital can be raised. The Company may also be able to attract some private investors; or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company does not succeed in raising additional working capital, and/or successfully completing a merger or acquisition in the next twelve months, it may be forced to discontinue operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     None

   (b) Reports on Form 8-K

     No current reports on 8-K were filed during the Company's first quarter of 2001.



                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIA AUTOMATED PRODUCTS, INC.
                                            (Registrant)

Date: May 12, 2001                        By:/s/ Dennis Evans
                                            ---------------------------------
                                            Dennis Evans,
                                            Temporary Chief Financial
                                            Officer, Assistant Secretary
                                            And Authorized Signatory



                                  10


