Form 10QSB
period 2001-06-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 2001-08-20
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001
                       Commission file number 000-25811

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products, Inc. a Nevada corporation (the "Company"), as of June 30, 2001 commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                      Millennia Automated Products, Inc.
                        (A Development Stage Company)
                               Balance Sheets



              Assets
                                                      June 30,  December 30,
                                                        2001        2000
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets:
  Cash                                             $        884  $      2,536
  Prepaid (mail box rent)                                   315             -
                                                   ------------- -------------
     Total Current Assets                                 1,199         2,536

Other Assets:
  Deposits                                                  109           109
                                                   ------------- -------------
     Total Other Assets                                     109           109
                                                   ------------- -------------

     Total Assets                                  $      1,308  $      2,645
                                                   ============= =============

         Liabilities & Stockholders' Deficit

Current Liabilities:
  Accounts payable - management fees               $     12,350  $      9,350
  Loans from stockholders/officers                        3,117         3,117
                                                    ------------- ------------

     Total Current Liabilities                           15,467        12,467

Stockholders' Deficit:
  Common Stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    200,600 shares on June 30, 2001 and
    December 31, 2000                                       201           201
  Paid in Capital                                        48,084        48,084
  Accumulated Deficit                                   (62,444)      (58,107)
                                                   ------------- -------------
     Total Stockholders' Deficit                        (14,159)      ( 9,822)
                                                   ------------- -------------

     Total Liabilities and Stockholders' Deficit   $      1,308  $      2,645
                                                   ============= =============









See Accompanying Notes to the Financial Statements.


                      Millennia Automated Products, Inc.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)





                                                                                         (September 28,
                               Six months     Six months     Three months  Three months  1998) Inception
                               ended          ended          ended         ended         to June 30,
                               June 30, 2001  June 30, 2000  June 30, 2001 June 30, 2000 2001
                               -------------- -------------- ------------- ------------- --------------
Income
 Payment from consulting group $           -  $           -  $          -  $          -  $       2,500

Expenses:
  Consulting fees                      3,000          3,000         1,500         1,500         48,350
  Professional fees                      902          1,500           902             -         14,774
  Office & administrative                435          1,000           435           250          1,820
                               -------------- -------------- ------------- ------------- --------------

    Total Expenses                     4,337          5,500         2,837         1,750         64,944
                               -------------- -------------- ------------- ------------- --------------

        Net Loss               $      (4,337) $      (5,500) $     (2,837) $     (1,750) $     (62,444)
                               ============== ============== ============= ============= ==============
Net Loss Per Common Share
  (Basic and fully dilutive)   $       (0.02) $       (0.03) $      (0.01) $      (0.01)
                               ============== ============== ============= =============
Weighted Average Shares
  Common Stock Outstanding           200,600        200,600       200,600       200,600
                               ============== ============== ============= =============
























See Accompanying Notes to the Financial Statements.

                     Millennia Automated Products, Inc.
                      (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)



                                            Six Months      Six Months      (Sept. 28, 1998)
                                            Ended           Ended           Inception to
                                            June 30, 2001   June 30, 2000   June 30, 2001
                                            --------------  --------------  --------------
Cash Flows Used in Operating Activities:

   Net loss                                 $      (4,337)  $     ( 5,500)  $     (62,444)

Changes in Operating Assets and
 Liabilities Accounts:
   Increase in accounts payable                     3,000           3,000          12,350
   (Increase) decrease in prepaids                   (315)              -            (315)
   (Increase) decrease in deposits                      -               -            (109)
                                            --------------  --------------  --------------
   Net Cash Used in Operating Activities           (1,652)         (2,500)        (50,518)
                                            --------------  --------------  --------------

Cash Flows Provided by Financing Activities:
  Sale of common stock                                  -               -          48,285
  Advances by stockholders/officers                     -           1,000           3,117
                                            --------------  --------------  --------------
   Net Cash Provided by Financing Activities            -           1,000          51,402
                                            --------------  --------------  --------------

  Net decrease in cash                             (1,652)         (1,500)            884

  Cash at beginning of period                       2,536           1,655               -
                                            --------------  --------------  --------------

  Cash at end of period                     $         884   $         155   $         884
                                            ==============  ==============  ==============
























             See Accompanying Note to the Financial Statements


                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                 Six Months Ending June 30, 2001

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 28, 1998, under the laws of the state of Nevada. The business purpose of the Company is to provide vending services to Las Vegas and the Southern Nevada area.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B.   EARNINGS (LOSS) PER SHARE

Basics EPS is determined using net income divided by the weighted average shares outstanding during the period.

Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE C.   COMMON STOCK

In October of 1998, the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

In December of 1998, the Company sold 100,600 shares of its common stock at $.50 per share for a total of $50,300. The net proceeds where to be used to provide vending services to Las Vegas and Southern Nevada area.

NOTE D.  RELATED PARTY TRANSACTIONS

In October of 1998, the Company issued 100,000 share of its common stock to one of its officers at $.05 per share for a total of $5,000.

In October of 1999, the Company entered into a consulting agreement with Sierra Nevada Advisors, Inc. (SNA), a company owned by some of its shareholders. In compliance with the signed agreement, the Company paid SNA $30,000 in exchange for SNA's future services, including advisement on the raising of funds as a public company, introducing potential acquisition candidates, and introducing Millennia Automated Products, Inc. to potential investors. During the year 2000, the Company demanded the return of its $30,000 from SNA due to lack of performance, however, as of August 15, 2001, a satisfactory agreement on the return of funds had not been reached. The Company is aware of the realty that an acceptable agreement and collection of funds may be an impossibility. In view of this fact, the Company booked a check received from SNA on December 27, 2000, in the amount of $2,500, as revenue rather than accounts receivable and, accordingly, has also delayed booking the remaining balance as an account receivable.

As of June 30, 2001, total advances from the Company's president came to $3,117. The entire amount was used for working capital purposes

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

RESULTS OF OPERATIONS - Second Quarter ended June 30, 2001 and 2000

     During its second quarter of 2001, the Company paid a total of $1,500 in consulting fees, the same as in the second quarter of 2000. The consulting fees were accrued as an accounts payable. The Company had total expenses of $2,837 during the quarter ended June 30, 2001; this was approximately $1,000 less than the $1,750 in expenses during the comparable quarter of last year reflecting a reduction in the amount the Company paid for professional fees. The Company has an overall decrease in the six months ended June 30, 2001 in general and administrative expenses from $1,000 to $435 although the second quarter reflects a approximate $200 increase over the second quarter of last year.

     The Company had total assets as of June 30, 2001 of $1,308, mostly comprised of cash of $884. The Company's liabilities as of June 30, 2001 increased as a result of an increase in accounts payable of $3,000 for the six period from accrued consulting fees. The Company has no revenues.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to raise additional capital. An agreement with a financial advisor, Sierra Nevada Advisors, Inc.("Sierra") has not proven successful in raising additional working capital or seeking strategic acquisition candidates. The Company demanded a return of its payment to Sierra alleging non-performance. Although Sierra Nevada returned $2,500 of the $30,000 in fees advanced to it by the Company in December of 2000, the Company has not been able to reach an agreement with Sierra regarding the return of the balance nor has it received any additional repayment of funds.

    Management believes that the pursuit of its current business plan is inadequate and the company must act diligently to preserve and build shareholder value. It intends to seek additional funding for its vending business while at the same time investigating other business opportunities should they so arise.

    During the next twelve months, its cash requirements will be minimal. However, the $884 it has available will not be sufficient to provide for its cash requirements for day to day operations in the next twelve months, nor will it provide for the professional fees which the Company can continue to expect in connection to its reporting obligations under the 1934 Act. The Company will continue to rely on advances/loans from officers and directors until other capital can be raised. The Company may also be able to attract some private investors; or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company does not succeed in raising additional working capital, and/or successfully completing a merger or acquisition in the next twelve months, it may be forced to discontinue operations.

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

    In the Company's analysis of a business opportunity, Management anticipates it will consider, among other things, the following factors:

      . Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

      . Management's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

      . Capital requirements and anticipated availability of required funds, to be provided to the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

      .     The extent to which the business opportunity can be advanced;


      . Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

      . Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

      . The cost of the Company's participation as compared to the perceived tangible and intangible values and potential; and

      . The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

                                            MILLENNIA AUTOMATED PRODUCTS, INC.
                                            (Registrant)

Date: August 20, 2001                       /s/ Dennis Evans
                                            ---------------------------------
                                            Dennis Evans,
                                            Temporary Chief Financial
                                            Officer, Assistant Secretary
                                            And Authorized Signatory