Form 10QSB
period 2001-09-30
MILLENNIA AUTOMATED PRODUCTS INC
filed 2001-11-16
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001
                 Commission file number 000-25811

               MILLENNIA AUTOMATED PRODUCTS, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                      88-0405735
 ______________________________           ___________________________________
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

  236 So. Rainbow Blvd, Ste. 489, Las Vegas, Nevada       89128
 __________________________________________________     _____________
    (Address of principal executive offices)              (Zip Code)


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

                  PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products, Inc. a Nevada corporation (the "Company"), as of September 30, 2001 commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                Millennia Automated Products, Inc.
                  (A Development Stage Company)
                         Balance Sheets



              Assets
                                                      Sept. 30,  December 30,
                                                        2001        2000
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets:
  Cash                                             $          4  $      2,536
  Prepaid (mail box rent)                                    45             -
                                                   ------------- -------------
     Total Current Assets                                    49         2,536

Other Assets:
  Deposits                                                  109           109
                                                   ------------- -------------
     Total Other Assets                                     109           109
                                                   ------------- -------------

     Total Assets                                  $        158  $      2,645
                                                   ============= =============

         Liabilities & Stockholders' Deficit

Current Liabilities:
  Accounts payable - management fees               $     13,850  $      9,350
  Loans from stockholders/officers                        3,444         3,117
                                                    ------------- ------------

     Total Current Liabilities                           17,294        12,467

Stockholders' Deficit:
  Common Stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    200,600 shares on June 30, 2001 and
    December 31, 2000                                       201           201
  Paid in Capital                                        48,084        48,084
  Accumulated Deficit                                   (65,421)      (58,107)
                                                   ------------- -------------
     Total Stockholders' Deficit                        (17,136)      ( 9,822)
                                                   ------------- -------------

     Total Liabilities and Stockholders' Deficit   $        158  $      2,645
                                                   ============= =============









       See Accompanying Notes to the Financial Statements.



                Millennia Automated Products, Inc.
                   (A Development Stage Company)
                     Statements of Operations
                            (Unaudited)





                                                                                         (September 28,
                               Nine months    Nine months    Three months  Three months  1998) Inception
                               ended          ended          ended         ended         to September 30
                               Sept. 30, 2001 Sept. 30, 2000 Sept.30, 2001 Sept.30, 2000 2001
                               -------------- -------------- ------------- ------------- --------------
Income
 Payment from consulting group $           -  $           -  $          -  $          -  $       2,500

Expenses:
  Consulting fees                      4,500          4,500         1,500         1,500         49,850
  Professional fees                    1,597          3,687           695         1,187         15,469
  Office & administrative              1,217            119           782           119          2,602
                               -------------- -------------- ------------- ------------- --------------

    Total Expenses                     7,314          8,306         2,977         2,806         67,921
                               -------------- -------------- ------------- ------------- --------------

        Net Loss               $      (7,314) $      (8,306) $     (2,977) $     (2,806) $     (65,421)
                               ============== ============== ============= ============= ==============
Net Loss Per Common Share
  (Basic and fully dilutive)   $       (0.04) $       (0.04) $      (0.01) $      (0.01)
                               ============== ============== ============= =============
Weighted Average Shares
  Common Stock Outstanding           200,600        200,600       200,600       200,600
                               ============== ============== ============= =============















               See Accompanying Notes to the Financial Statements.



                         Millennia Automated Products, Inc.
                          (A Development Stage Company)
                              Statements of Cash Flows
                                    (Unaudited)



                                            Nine Months     Nine Months     (Sept. 28, 1998)
                                            Ended           Ended           Inception to
                                            Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2001
                                            --------------  --------------  --------------
Cash Flows Used in Operating Activities:

   Net loss                                 $      (7,314)  $     ( 5,500)  $     (65,421)

Changes in Operating Assets and
 Liabilities Accounts:
   Increase in accounts payable                     4,500           3,000          13,850
   (Increase) decrease in prepaids                    (45)              -             (45)
   (Increase) decrease in deposits                      -               -            (109)
                                            --------------  --------------  --------------
   Net Cash Used in Operating Activities           (2,859)         (2,500)        (51,725)
                                            --------------  --------------  --------------

Cash Flows Provided by Financing Activities:
  Sale of common stock                                  -               -          48,285
  Advances by stockholders/officers                   327           1,000           3,444
                                            --------------  --------------  --------------
   Net Cash Provided by Financing Activities          327           1,000          51,729
                                            --------------  --------------  --------------

  Net decrease in cash                             (2,532)         (1,500)              4

  Cash at beginning of period                       2,536           1,655               -
                                            --------------  --------------  --------------

  Cash at end of period                     $           4   $         155   $           4
                                            ==============  ==============  ==============








                 See Accompanying Note to the Financial Statements



                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              Nine Months Ending September 30, 2001

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

As of September 30, 2001, total advances from the Company's president came to $3,444. The entire amount was used for working capital purposes.

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

RESULTS OF OPERATIONS - Third Quarter ended September 30, 2001 and 2000

     During its third quarter of 2001, the Company paid a total of $1,500 in consulting fees, the same as in the third quarter of 2000. The consulting fees were accrued as an accounts payable. The Company had total expenses of $2,977 during the quarter ended September 30, 2001; this was slightly more than the $2,806 in expenses during the comparable quarter of last year.

     The Company had total assets as of September 30, 2001 of only $ 158. The Company's liabilities as of September 30, 2001 increased as a result of an increase in accounts payable of $1,500; the Company has a total of $4,500 payable for the nine period from accrued consulting fees. The Company has no revenues.

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

    During the next twelve months, the Company's cash requirements will be minimal; however, the lack of available cash will make it difficult to meet these cash requirements for day to day operations. The Company will not be able to provide for its minimal day to day operations nor for the professional fees which it can continue to expect in connection to its reporting obligations under the 1934 Act unless it receives additional advances/loans from officers and directors or until other capital can be raised. The Company may also be able to attract some private investors; or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company does not succeed in raising additional working capital, and/or successfully completing a merger or acquisition in the next twelve months, it may be forced to discontinue operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     None

   (b) Reports on Form 8-K

     No current reports on 8-K were filed during the Company's third quarter of 2001.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIA AUTOMATED PRODUCTS, INC.
                                            (Registrant)

Date: November 16, 2001                      /s/ Dennis Evans
                                            ---------------------------------
                                            Dennis Evans,
                                            Temporary Chief Financial
                                            Officer, Assistant Secretary
                                            And Authorized Signatory