Form 10KSB
period 2001-12-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2002-03-28
CIK 1076049

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

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

Securities registered under Section 12(b) of the Act: NONE


Securities registered under Section 12(g) of the Act:

              Common Stock, par value $.001 per share
           -------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of December 31, 2001, the aggregate market value of the 86,600 common shares held by non-affiliates is $43,300 based upon the price the common equity was sold to the public in December of 1998 ($0.50 per share). The Company has no public market for its common equity.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2001 the Company has issued and outstanding 200,600 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                        TABLE OF CONTENTS

                              PART I

Item 1.   Description of business..........................................4
Item 2.   Description of properties........................................9
Item 3.   Legal proceedings............................................... 9
Item 4.   Submission of matters to a vote of security holders............. 9

                             PART II

Item 5.   Market for common equity and related stockholder matters.........9
Item 6.   Management's discussion and analysis or plan of operations......10
Item 7.   Financial statements............................................11
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure.............................18

                             PART III

Item 9.   Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act...............18
Item 10.  Executive compensation..........................................19
Item 11.  Security ownership of certain beneficial owners and management..20
Item 12.  Certain relationships and related transactions..................21

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

     Since inception, the Company's main operations consisted of locating firms that sell and distribute bulk candy machines. Management has researched different manufacturers, bulk candy products and product lines. Although management has not yet ruled out the possibility of using additional types of machines, it has determined from its research, that the Vendesign Four-in-One Candy Carousel will best serve the needs of the Company and its future clientele. The Company has located a storage facility for future use when it has purchased machines and has researched various bulk sale distributors for the best candy assortment and pricing. However, in order to provide the freshest assortment possible, management will not purchase bulk candy until such time as it has purchased used equipment and starts placing machines.
The Company does not currently have any customers.

     Because its proposed business has not proven successful, the Company is examining the possibility of acquiring an interest in a different business opportunity. Such acquisition of a business opportunity could be made by merger, exchange of stock, or otherwise. The Company has no source of capital. At the present time, the Company intends to pursue its initial business purpose and has not identified any business opportunity that it plans to pursue, nor has it reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger. However, the Company is remaining open to other options, and should an opportunity present itself, the Company will investigate it thoroughly and proceed in a manner which it believes is in the best interests of its shareholders.

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

AGREEMENT WITH SIERRA INVESTMENT ADVISORS

     In latter 1999, the Company entered into an agreement with Sierra Investment Advisors ("Sierra"). Under its terms, Sierra was to provide assistance in raising additional capital for the Company's business operations as well as potential business opportunities for the Company. Sierra has not performed under the Agreement, and the Company is demanding return of its $30,000. To date, it has received only small portion ($2,500) of that investment back. The Company had not reach a satisfactory agreement on the return of funds as of the year end 2001. An acceptable agreement and collection of additional funds may be an impossibility.

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

     The Company's main advertising campaign is would come from personal contacts, brochures, and direct mail. The Company anticipates advertising through direct mail after the Company has had time to study the market and build a market profile.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS

     It is not necessary for the Company to operate under licensing, royalty, concession or franchising agreements. Further, the Company does not operate under labor contracts and does not anticipate doing so in the future. Until such time as the Company's logo and name are considered to have significant asset value to the Company, the Company does not plan to trademark its name or logo.

GOVERNMENT REGULATION

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

     The Company believes it would have three competitive advantages if is able to actually commence operations in its chosen business:

    (A) Service. The Company plans to introduce vending products that will reflect the new millennium -- machines in high traffic areas such as office complexes, schools, apartment complexes, and local retail malls. This marketing strategy will give the public both quality machines, with fresh quality products, and the commitment to maintain every client. The Company will stay flexible by placing machines in all sectors of the market. By placing the machines in high traffic areas, the Company's goal is to stay flexible to the client's ideas and recognition of need for certain products. The ability to offer a one on one consultation with the client will be to the advantage of the Company. By addressing the needs of each individual client and working with them on a personal level, the Company can provide for their specific needs. To provide further individualized service, the client may choose to have a percentage of the proceeds of each of the client's vending machines donated to the charitable organization of the client's choosing.

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

CURRENT STATUS OF OPERATIONS

     The Company did not make any substantial progress in effecting its business plan during 2001 mostly due to lack of capital.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains a monthly rental with an organization from which it rents an address/postal box and telephone answering service. The annual rental on this space is $180 and includes the use of a small desk area. The Company signed a lease agreement that commenced September 28, 1998 and continues on a yearly basis. The Company may discontinue its lease at its discretion. Management utilizes a portion of its Vice-President's residence (5800 W. Charleston Ave., #1035, Las Vegas, NV 89102) for storing of bulk candy inventory.

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

     The Company did not have any matters to submit for a shareholders vote during 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 489, Las Vegas, Nevada 89128. The Company's principal business purpose is to prove vending services to the greater Las Vegas area, as well as southern Nevada. The Company's fiscal year end is December 31. The Company has not commenced any significant operations and is therefore considered a development stage company.

RESULTS OF OPERATIONS - 2001 AND 2000

      The Company had no revenues in either of the last two fiscal years; its only source of cash was a $2,500 payment from Sierra Nevada Advisors, Inc. ("Sierra"). The Company paid Sierra $30,000 in the fourth quarter of 1999 in exchange for future financial advisory services including capital raising, introduction to potential business opportunities and acquisition candidates, etc. The Company demanded the return of its $30,000 due to non-performance by Sierra. During 2000, Sierra returned $2,500 but no additional funds have been returned since that date and no agreement has been reached as of the date of this report on the return of the balance of the funds.

     The Company had total assets in 2001 of $1,098 compared to assets in 2000 of $2,645; in both years the assets were almost entirely comprised of cash. The Company's liabilities in 2001 increased to $21,554 from $12,467 in 2000. The increase is a result of a $7,760 increase in accounts payables and a $1,327 increase in loans from officers; the accounts payables increase is comprised mainly of accrued management fees. Loans from the an officer/ shareholder were used to provide operating capital.

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

    During the next twelve months, its cash requirements will be minimal. However, the $979 available to the Company will not be sufficient to provide for its cash requirements for day to day operations in the next twelve months. The Company incurs approximately $3,000 - $4,500 in professional fees each year mostly related to costs of compliance with reporting obligations as a public company. The Company also incurs certain minimal administrative expenses which it expects to encounter in 2002. The Company also pays $500 per month in management fees to Progressive Management and Consulting. The Company has been relying on advances/loans from officers and directors and will continue to do so until other capital can be raised. The Company also has been accruing management fees payable to Progressive Management to minimize its cash requirements. If the Company does not succeed in raising additional working capital, and or seeking strategic acquisition candidate, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan or successfully complete a merger or acquisition.

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

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements for the Company's year ended December 31, 2001 begin on the next page.

                     Randy Simpson CPA, P.C.
                    11775 South Nicklaus Road
                        Sandy, Utah 84092
                    Fax & Phone (801) 572-3009


Board of Directors and Stockholder
Millennia Automated Products, Inc.
(A Development Stage Company)
Las Vegas, NV

                   INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of Millennia Automated Products, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 2001, December 31, 2000 and the period from inception (Sept. 28, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of these financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Automated Products, Inc. as of December 31, 2001 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001, December 31, 2000 and the period from inception (Sept. 28, 1998) through December 31, 2001, in conformity with generally accepted accounting principles.


/s/ Randy Simpson, CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
March 20, 2002
Sandy, Utah

                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET


                                                                December 31,
                                                                    2001
                                                               --------------
                ASSETS

Current Assets:
 Cash                                                          $         979
                                                               --------------
    Total Current Assets                                                 979

Other Assets:

   Deposits                                                              109
                                                               --------------
    Total Other Assets                                                   109

                                                               --------------
    TOTAL ASSETS                                               $       1,088
                                                               ==============

      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    17,110
  Loans from stockholders/officers                                     4,444
                                                               --------------
    Total Current Liabilities                                         21,554


Stockholders' Equity:
   Common stock, $.001 par value; authorized 25,000,000 shares,
    issued and outstanding 200,600 shares on December 31, 2001           201
   Paid-in capital                                                    48,084
   Deficit accumulated during development stage                      (68,751)
                                                               --------------
     Total Stockholders' Equity                                      (20,466)
                                                               --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       1,088
                                                               ==============











       See Accompanying notes to the Financial Statements.
                               F-2

                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS

                                                                From Inception
                                    Year          Year          (Sept. 28,
                                    Ended         Ended          1998) to
                                    December 31,  December 31,  December 31,
                                    2001          2000          2001
                                    ------------- ------------- -------------
Income:
  Payment from consulting group     $          -  $      2,500  $      2,500

Expenses:
  Consulting fees                          6,000         6,000        51,350
  Professional fees                        3,065         4,617        16,937
  Office and administrative                1,579           119         2,964
                                    ------------- ------------- -------------
    Total Expenses                        10,644        10,736        71,251
                                    ------------- ------------- -------------

     Net Loss                       $    (10,644) $    ( 8,236) $    (68,751)
                                    ============= ============= =============

     Net Loss Per Common Share
      (Basic and fully diluted)     $      (0.05) $      (0.04)
                                    ============= =============
     Weighted Average Shares
       Common Stock Outstanding          200,600       200,600
                                    ============= =============












        See Accompanying Notes to the Financial Statements




                   MILLENNIA AUTOMATED PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY
      From Inception (September 28,1998) Through December 31, 2001



                                    Common     Common
                                    Stock      Stock       Paid-in    Accumulated  Total
                                    Shares     Amount      Capital    Deficit      Equity
                                    ---------- ----------- ---------- ------------ -----------
Balance at September 28, 1998               -  $       -   $       -  $         -  $        -

October 1998, founder shares issued
 for cash at $.05 per share           100,000        100       4,900            -       5,000

December 1998, Common Stock issued
 for cash at $.50 per share net
 of offering costs of $7,015          100,600        101      43,184            -      43,285

Less net loss for the period from
 inception (September 28, 1998) to
 December 31, 1998                          -          -           -         (683)       (683)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 1998          200,600        201      48,084         (683)     47,602

Net loss for the year ended
 December 31, 1999                          -          -           -      (49,188)    (49,188)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 1999          200,600        201      48,084      (49,871)     (1,586)

Net loss for the year ended
 December 31, 2000                          -          -           -       (8,236)    (8,236)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 2000          200,600        201      48,084      (58,107)    (9,822)

Net loss for the year ended
 December 31, 2001                          -          -           -      (10,644)   (10,644)
                                    ---------- ----------- ---------- ------------ ----------

Balance at December 31, 2001          200,600  $     201   $  48,084  $   (68,751) $ (20,466)
                                    ========== =========== ========== ============ ==========












          See Accompanying Notes to the Financial Statements.

                                  F-4

                   MILLENNIA AUTOMATED PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS



                                                   Year          Year          (Sept.28, 1998)
                                                   Ended         Ended         Inception to
                                                   December 31,  December 31,  December 31,
                                                   2001          2000          2001
                                                   ------------- ------------- -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net Loss                                          $    (10,644) $     (5,500) $    (68,751)
 Changes in Operating Assets and Liabilities:
   Increase in accounts payable                           7,760         3,000        17,110
   Increase in deposits                                    -                -          (109)
                                                   ------------- ------------- -------------
  Net Cash Used in Operating Activities                  (2,884)       (2,500)      (51,750)
                                                   ------------- ------------- -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Sale of common stock                                         -             -        48,285
 Advances by stockholders/officers                        1,327         1,000         4,444
                                                   ------------- ------------- -------------

  Net Cash Provided by Financing Activities               1,327         1,000        52,729
                                                   ------------- ------------- -------------
  NET INCREASE (DECREASE) IN CASH                        (1,557)       (1,500)          979

  CASH AT BEGINNING OF PERIOD                             2,536         1,655             -
                                                   ------------- ------------- -------------

  CASH AT END OF PERIOD                            $        979  $        155  $        979
                                                   ============= ============= =============



















           See Accompanying Notes to the Financial Statements

                                  F-6

                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

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

NOTE D.    RELATED PARTY TRANSACTIONS

           In October of 1998 the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

           In December of 1999, the Company entered into a consulting agreement with a company owned by some of its shareholders. In compliance with the signed agreement, the Company paid SNA $30,000 in exchange for SNA's future services, which would include advise-ment on the raising of funds as a public company, introducing potential acquisition candidates, and introducing Millennia Automated Products, Inc. to potential investors. However, due to SNA's non-performance, the Company demanded they return the entire $30,000. As of February 20, 2002, a satisfactory agreement on the return of funds had not been reached. The Company is aware of the reality that an acceptable agreement and collection of funds may be an impossibility. In view of this fact, the Company booked a check received from SNA on December 27, 2000, in the amount of $2,500, as revenue rather than accounts receivable and, accordingly, has also delayed booking the remaining balance as an account receivable.

           As of December 31, 2001, the Company's president had advanced $4,444, all of which was used for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the last two years, as previously reported on a Form 8/K as amended, the Company changed its certifying accountant on October 23, 2000.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.


Name                            Age         Position
___________________________________________________________________________

Kent A. Evans                   43         President, Secretary, Treasurer
236 S. Rainbow Blvd.                       and a director of the Company
Suite 489
Las Vegas, NV 89128

Susan Bandley                   45         Vice-President and director
236 S. Rainbow Blvd.                       of the Company
Suite 489
Las Vegas, NV 89128

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

    Ms. Susan Bandley (formerly Susan Stankiewicz) has served as the Vice-President and Director of the Company since September 28, 1998 and will serve in such capacity until the next annual meeting of the shareholders and the next annual meeting of the board of directors. From 1974 to 1975, Ms. Bandley attended Brigham Young University studying General Business. From 1993 to 1998, Ms. Bandley was owner/operator of Sweet Stuff Vending, based in Dallas/Ft. Worth, Texas, where she managed 85 machines. Her duties as owner/operator included daily operations, placement of machines and purchasing of bulk candy. From 1997 to 1998, Ms. Bandley was employed as Office Manager of Apple Orthodontix in Dallas, Texas. Ms. Bandley managed three different locals of Apple Orthodontix in the Dallas/Ft. Worth Area. Ms. Bandley also served as an officer and director of Access Network Incorporated, a full reporting Nevada public company from June of 1999 through fall of 2001.

FAMILY RELATIONSHIPS

     There are no family relationships among the Company's directors and/or executive officers.

INVOLVEMENT IN OTHER PUBLIC COMPANIES.

     None of the Company's directors are involved in other public companies that would be described as "reporting" companies.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - COMPLIANCE WITH 16(A)

      There have been no changes in beneficial ownership of the Company's stock by officers/directors or 10% shareholders during fiscal year 2001. Therefore, to the best knowledge of the Company, those individuals associated with the Company who would be required to file reports on Forms 3, 4 and 5 or otherwise comply with reporting obligations under 16(a), are currently in compliance.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's President since inception in September of 1998. There are no other officers of the Company who have been paid any compensation.

                         SUMMARY COMPENSATION
Name and Principal                                             Any and All
Position                         Year                         Compensation
--------------------------------------------------------------------------
Kent A. Evans(1)                 2001                              -0-
President                        2000                              -0-
                                 1999                              -0-

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentages are based on 200,600 shares outstanding at that date.



Title of   Name and Address                Amount & Nature        Percent of
Class      of Beneficial Owner             of Beneficial Owner    Class
----------------------------------------------------------------------------

Common     Kent A. Evans(1)(2)                  100,000             49.85%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     Susan Bandley (1)                     2,000               0.01%
           236 S. Rainbow Blvd.
           Suite 489
           Las Vegas, NV 89128

Common     John F. Freeland (2)                 12,000               5.98%
           5505 E. Carson Street
           Suite 341
           Lakewood, CA 90713

Common     All Officers and Directors          102,000              49.86%
           as a Group (2 Persons)

(1)   An Officer and Director of the Company.
(2)  Five Percent Shareholder

CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved except its agreement with Sierra Investment Advisors (Sierra). The transaction with Sierra, however, did not exceed the $60,000 disclosure threshold. In latter 1999, the Company entered into an agreement with Sierra to provide assistance in raising additional capital for the Company's business operations as well as potential business opportunities for the Company. Sierra is a company owned by some of the Company's stockholders including one of its 5% shareholders, John Freeland. Sierra was paid $30,000 under the agreement. The Company has requested the return of the funds due to non-performance.

     The Company has no promoters other than its President, Kent A. Evans and its Vice-President, Susan Bandley. There have been no transactions which have benefitted or will benefit Mr. Evans or Ms. Bandley either directly or indirectly. The Company does have an agreement to compensate Progressive Management and Consulting ("Progressive"), a company owned by Mr. Evan's brother, $500 per month for management services. The Company's management believes the services provided by Progressive are comparable in price to ones that would be provided by a non-related party. In addition, Progressive has agreed to provide the services on an accrued basis due to the Company's current lack of cash flow.

     Ms. Bandley allows the Company use of her private residence for storing bulk candy when purchased. Further Ms. Bandley is providing the use of a personal computer, general office equipment and a personal vehicle for use in her duties for the Company. Mr. Evans also provides the use of his personal vehicle for his duties with the Company when necessary. Neither Ms. Bandley nor Mr. Evans has or will receive any compensation in exchange for allowing the use of his/her personal property.

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

       None.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Millennia Automated Products, Inc.
                                 (Registrant)


                                      /s/ Kent A. Evans
Date: March 22, 2002            By:________________________________
                                      Kent A. Evans
                                      President and
                                      Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ Kent A. Evans
Date: March 22, 2002            By: ______________________________
                                      Kent A. Evans
                                      Director


                                      /s/ Susan Bandley
Date: March 22, 2002            By:______________________________
                                      Susan Bandley
                                      Director