Form 10QSB
period 2002-03-31
MILLENNIA AUTOMATED PRODUCTS INC
filed 2002-05-13
CIK 1076049

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002
                 Commission file number 000-25811

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

                  PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements of Millennia Automated Products, Inc. a Nevada corporation (the "Company"), as of March 31, 2002 commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                           (Unaudited)


                                                                  March 31,
                                                                    2002
                                                               --------------
                ASSETS

Current Assets:
  Cash                                                          $      1,129
  Prepaids                                                                45
                                                               --------------
    Total Current Assets                                               1,174

Other Assets:
  Deposits                                                               109
                                                               --------------
    Total Other Assets                                                   109
                                                               --------------

    TOTAL ASSETS                                               $       1,283
                                                               ==============

      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    16,850
  Loans from stockholders/officers                                     6,444
                                                               --------------
    Total Current Liabilities                                         23,294

Stockholders' Equity:
  Common stock, $.001 par value; authorized 25,000,000 shares,
   issued and outstanding 200,600 shares on March 31, 2002               201
   Paid-in capital                                                    48,084
   Deficit accumulated during development stage                      (70,296)
                                                               --------------
     Total Stockholders' Equity                                      (22,011)
                                                               --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       1,283
                                                               ==============











       See Accompanying notes to the Financial Statements.
                               F-2

                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                From
                                                                Inception
                                    Three         Three         (Sept. 28,
                                    Months Ended  Months Ended  1998) to
                                    March 31,     March 31,     March 31,
                                    2002          2001          2002
                                    ------------- ------------- -------------
Income:
  Payment from consulting group     $          -  $          -  $      2,500

Expenses:
  Consulting fees                          1,500         1,500        52,850
  Professional fees                            -           447        16,937
  Office and administrative                   45           360         3,009
                                    ------------- ------------- -------------
    Total Expenses                         1,545         2,307        72,796
                                    ------------- ------------- -------------

     Net Loss                       $     (1,545) $    ( 2,307) $    (70,296)
                                    ============= ============= =============

     Net Loss Per Common Share
      (Basic and fully diluted)     $      (0.01) $      (0.01)
                                    ============= =============
     Weighted Average Shares
       Common Stock Outstanding          200,600       200,600
                                    ============= =============




















        See Accompanying Notes to the Financial Statements


                   MILLENNIA AUTOMATED PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY
      From Inception (September 28,1998) Through March 31, 2002



                                    Common     Common
                                    Stock      Stock       Paid-in    Accumulated  Total
                                    Shares     Amount      Capital    Deficit      Equity
                                    ---------- ----------- ---------- ------------ -----------
Balance at September 28, 1998               -  $       -   $       -  $         -  $        -

October 1998, founders shares
 issued for cash at $.05 per share    100,000        100       4,900            -       5,000

December 1998, Common Stock issued
 for cash at $.50 per share net
 of offering costs of $7,015          100,600        101      43,184            -      43,285

Net loss from inception (September
  28, 1998) through ended December
  31, 1998                                  -          -           -         (683)       (683)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 1998          200,600        201      48,084         (683)     47,602

Net loss for the year ended
 December 31, 1999                          -          -           -      (49,188)    (49,188)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 1999          200,600        201      48,084      (49,871)     (1,586)

Net loss for the year ended
 December 31, 2000                          -          -           -       (8,236)     (8,236)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 2000          200,600        201      48,084      (58,107)     (9,822)

Net loss for the year ended
 December 31, 2001                          -          -           -      (10,644)    (10,644)
                                    ---------- ----------- ---------- ------------ -----------
Balance at December 31, 2001          200,600        201      48,084      (68,751)    (20,466)

Net loss for the three months
 ended March 31, 2002 (unaudited)           -          -           -       (1,545)     (1,545)
                                    ---------- ----------- ---------- ------------ -----------
Balance at March 31,2002 (unaudited)  200,600  $     201   $  48,084  $   (70,296) $  (22,011)
                                    ========== =========== ========== ============ ===========











          See Accompanying Notes to the Financial Statements.



                   MILLENNIA AUTOMATED PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                   Three         Three         (Sept.28, 1998)
                                                   Months Ended  Months Ended  Inception to
                                                   March 31,     March 31,     March 31,
                                                   2002          2001          2002
                                                   ------------- ------------- -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net Loss                                          $     (1,545) $     (2,307) $    (70,296)

 Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable                 (260)        1,500        16,850
   Increase in prepaid expenses                             (45)            -           (45)
   Increase in deposits                                      -              -          (109)
                                                   ------------- ------------- -------------
     Net Cash Used in Operating Activities               (1,850)         (807)      (53,600)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Sale of common stock                                       -             -        48,285
   Advances by stockholders/officers                      2,000           807         6,444
                                                   ------------- ------------- -------------
     Net Cash Provided by Financing Activities            2,000           807        54,729
                                                   ------------- ------------- -------------
NET INCREASE IN CASH                                        150             -         1,129

CASH AT BEGINNING OF PERIOD                                 979         2,536             -
                                                   ------------- ------------- -------------

CASH AT END OF PERIOD                              $      1,129  $      2,536  $      1,129
                                                   ============= ============= =============



























           See Accompanying Notes to the Financial Statements



                MILLENNIA AUTOMATED PRODUCTS, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2002

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

In December of 1998, the Company sold 100,600 shares of its common stock at $.50 per share for a total of $50,300. The net proceeds were to be used to provide vending services to Las Vegas and Southern Nevada area.

NOTE D.  RELATED PARTY TRANSACTIONS

In October of 1998, the Company issued 100,000 shares of its common stock to one of its officers at $.05 per share for a total of $5,000.

In October of 1999, the Company entered into a consulting agreement with Sierra Nevada Advisors, Inc. (SNA), a company owned by some of its shareholders. In compliance with the signed agreement, the Company paid SNA $30,000 in exchange for SNA's future services, which would include advisement on the raising of funds as a public company, introducing potential acquisition candidates, and introducing Millennia Automated Products, Inc. to potential investors.

During the year 2000, the Company demanded the return of its $30,000 from SNA due to lack of performance; but delayed booking it as a receivable due to the inability of reaching an agreement for settlement and the resulting uncertainty of collectability. Consequently, $2,500 received from SNA in December of 2000, was recorded as revenue, and will remain as such since the Company declared the remaining $27,500 "uncollectable" as of January 2002.

As of March 31, 2002, the Company's president had advanced $6,444, all of which was used for working capital purposes.

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

RESULTS OF OPERATIONS - First Quarters ended March 31, 2001 and 2002

     During its first quarter of 2002, the Company paid a total of $1,500 in consulting fees, the same as in the first quarter of 2001. The consulting fees were accrued as an part of a loan from officers/directors. The Company had total expenses of $1,545 during the quarter ended March 31, 2002; this was less than the $2,307 in expenses during the comparable quarter of last year.

     The Company had total assets as of March 31, 2002 of only $1,283. The Company's liabilities as of that date increased as a result of an a $2,000 loan/advance from an officer director. The Company has no revenues.

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

    During the next twelve months, the Company's cash requirements will be minimal; however, the $1,129 available to the Company will not be sufficient to provide for its cash requirements for day to day operations in the next twelve months. The Company incurs approximately $3,000 - $4,500 in professional fees each year mostly related to costs of compliance with reporting obligations as a public company. The Company also incurs certain minimal administrative expenses which it expects to continue to encounter throughout 2002 including its largest expense of $500 per month in management fees paid to Progressive Management and Consulting. The Company has been relying on advances/loans from officers and directors and will continue to do so until other capital can be raised. If the Company does not succeed in raising additional working capital, and or seeking strategic acquisition candidate, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan or successfully complete a merger or acquisition.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     None

   (b) Reports on Form 8-K

     No current reports on 8-K were filed during the Company's first quarter of 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIA AUTOMATED PRODUCTS, INC.
                                            (Registrant)



Date: May 13, 2002                          /S/ Dennis Evans
                                            ---------------------------------
                                            Dennis Evans,
                                            Temporary Chief Financial
                                            Officer, Assistant Secretary
                                            And Authorized Signatory